Form 10-K
period 1994-12-31
FREYMILLER TRUCKING INC
filed 1995-04-19
CIK 811213

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                 F O R M 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1994.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to ____________________.

                       COMMISSION FILE NUMBER   0-15503

                           FREYMILLER TRUCKING, INC.
             _____________________________________________________
             (Exact name of registrant as specified in its charter)

           Indiana                                         62-1307586
(State or other Jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                  Number)

      8621 North Rockwell Avenue    Oklahoma City, OK         73132
________________________________________________________________________________
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (405) 720-6555 Securities registered pursuant to Section 12 (b) or the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, $.01 Par Value
________________________________________________________________________________
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                                     Yes  X        No
                                                        -----        -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any
amendment to this Form 10-K.  [    ]

    At March 27, 1995, there were outstanding 2,425,000 shares of the Registrant's Common Stock, $.01 par value. The aggregate market value of voting stock held by nonaffiliates of the Registrant was $2,421,000 as of March 27, 1995.

    Part III is incorporated by reference from the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders which will be filed, pursuant to Regulation 14A, no later than 120 days after the close of the Registrant's fiscal year.

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Freymiller Trucking, Inc. ("the Company") is a long-haul truckload carrier providing transportation of temperature controlled and time sensitive materials and general commodities pursuant to operating authority, both contract and common, granted by the Interstate Commerce Commission ("the ICC"). The Company, which is headquartered in Oklahoma City, Oklahoma, is an Indiana corporation. The Company's business was begun as a sole proprietorship by Don Freymiller in 1968.

     The Company's current strategy involves increased equipment utilization, higher freight rates, development of core carrier relationships with major customers, replacement of older revenue equipment with new equipment, some company-owned equipment additions while increasing its owner/operator fleet and a consistent pattern of reduced relative debt levels.

MARKETING

     The Company maintains marketing offices in Oklahoma City, Oklahoma; Chesterton, Indiana; and Pennsauken, New Jersey. Marketing personnel travel in their assigned regions to solicit new customers and maintain contact with existing customers. Once a customer relationship is established, the primary day to day Company contact is one of the Company's customer service representatives.

     Working from the Company's headquarters in Oklahoma City, the customer service representatives regularly contact existing customers to solicit additional business on a load-by-load basis, particularly when equipment will be available nearby, following a completed haul. The Company's continuing personal customer contact is designed to ensure a high level of customer satisfaction and maximize the use of the Company's revenue equipment.

     The Company sets its freight rates based on a number of factors, including current market conditions and the level of service required by a particular customer. Customers have the option of negotiating a contract for services with the Company or using rates the Company has on file in its general tariff. The Company's rate structure is designed to compensate the Company for the cost of temperature controlled revenue equipment, as well as hauling loads into areas that result in empty non-revenue miles to pick up the next load.

     The Company transports a wide variety of commodities and, during 1994, no customer accounted for more than 10% of the Company's freight revenue.

OPERATIONS

     The Company specializes in high quality service to the temperature controlled, time sensitive material and general commodities truckload freight markets. During 1994, the Company derived approximately 86% of its revenues from hauling temperature controlled products (approximately 60% of which were perishable) and derived the remainder of its revenue from hauling dry freight.

     The Company operates its fleet with driver managers located in Oklahoma City, Oklahoma. Driver managers are responsible for the daily management of 45 to 60 drivers. Driver managers coordinate with the Company's marketing personnel to match customer needs with Company capacity. This information is constantly updated on the Company's management information system.

    While the Company operates in all 48 contiguous states, Canada and Mexico, the Company's primary traffic lanes are between the West Coast and the Midwest, between the West Coast and the Northeast and between the West Coast and Eastern Canada. The average length-of-haul of a trip (one way) was 1,343 miles during 1994. The Company's loads generally move from origin directly to destination thus eliminating the need for freight terminals.


COMPETITION

  The Company competes primarily with other truckload carriers, private carriage fleets and, to a lesser extent, railroads. The trucking industry is highly competitive which results in aggressive pricing practices and narrow operating margins. The Company attempts to mitigate downward rate pressures by setting rates on the basis of its quality of service and its ability to provide temperature controlled and other specialized services. Several other truckload carriers have substantially greater financial resources than the Company, own more equipment and carry a larger volume of freight.

REGULATION

    The Company is a common and contract motor carrier regulated by the ICC and various state and international agencies. These regulatory authorities have broad powers governing activities such as authority to engage in motor carrier operations, rates and charges, and certain mergers, consolidations and acquisitions. The Motor Carrier Act of 1980 ("the Act") substantially increased competition among motor carriers and limited the level of regulation in the industry. The Act enables the applicants to obtain ICC operating authority more easily and allows interstate motor carriers, such as the Company, to change their rates without ICC approval. The Act also removed many route and commodity restrictions on the transportation of freight.

    Motor carrier operations are subject to safety requirements prescribed by the United States Department of Transportation governing interstate operations. Such matters as weight and dimensions of equipment are also subject to federal, state and international regulations.

The Company also has intrastate operating authority in California.

The Company believes it is in substantial compliance with the regulations of the above agencies.

EMPLOYEES

    As of December 31, 1994, the Company employed 1039 persons, of whom 911 were drivers, mechanics and maintenance personnel. The balance consists of supervisory, management and administrative personnel. None of the Company's employees are represented by a collective bargaining unit, and the Company considers relations with employees to be good.

DRIVERS AND SAFETY

    As of December 31, 1994, the Company employed 862 drivers and, in addition, had contracts with owner/operators for the services of 72 tractors (which provide that both the tractor and a qualified driver or driver team will be available for the Company's exclusive use), and 63 equipment lease contracts (which provide that the tractor will be available for the Company's exclusive use and the Company will supply a qualified driver).

    The Company believes its compensation program provides an important incentive to attract and retain qualified drivers. Company drivers are paid on a mileage basis and receive additional compensation for pick-ups, deliveries, loading and unloading. Drivers are eligible for certain bonuses based on annual mileage, safety and longevity criteria. Occasionally, there are shortages of drivers in the trucking industry, particularly the long-haul segment. During 1994 the Company suffered through an extended period of disruption as it relocated from Bakersfield, California to Oklahoma City, Oklahoma. This disruption ultimately led to a substantial shortage of drivers. As a result, the Company's equipment utilization and related revenue production was negatively impacted. Reacting to this shortage, the Company sold its older excess equipment to reduce unused capacity and paid off related equipment debt. In addition, effective October 1, 1994, the Company issued a driver wage increase and, for the first time in the Company's history, offered lateral entry pay to compensate drivers for their verifiable experience with their most recent employers. The Company also intensified its efforts in recruiting and
training student drivers.    While the Company currently has a sufficient
number of qualified drivers, it cannot predict whether it will experience shortages in the future.

    The Company pays its owner/operators on a mileage basis. Owner/Operators staff their equipment and pay for their own fuel, maintenance, repairs and other expenses. During 1994 the Company initiated an equipment lease contract. Under this arrangement the Company employs the driver and pays the equipment owner on a mileage basis. The equipment owner is responsible for their own fuel, maintenance, repairs and other expenses.

    The Company is committed to safe operations. To promote safety consciousness and limit the frequency and severity of accidents, the Company has adopted several procedures including rigorous driver selection methods, ongoing driver training and equipment maintenance programs.

SEASONALITY

    The Company's revenues, consistent with the trucking industry's revenues in general, show a seasonal pattern. The Company historically has experienced higher revenues during the summer months due to higher rates and a higher volume of shipments of frozen, perishable and refrigerated foods. In addition, operating revenues may be affected by unusually inclement weather during the winter months which can damage produce and delay shipments. The Company's operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder weather. The Company is continuing to reduce its dependency on fresh produce freight to mitigate the impact of seasonality and weather conditions.

ITEM 2.PROPERTIES

REVENUE EQUIPMENT

    The following table shows the number of tractors and trailers in the Company's fleet, both those owned or leased by the Company and by owner/ operators, at the end of each of the past five years.

                                                                           As of December 31,
                                                                           ------------------
                                                                1994     1993    1992     1991    1990
                                                                ----     ----    ----     ----    ----
Company tractors                                                 575     698      713     704      683
Owner/Operator tractors                                           72      56       50      20       27
Equipment Lease Contracts                                         63     ---      ---     ---      ---
                                                                ----    ----     ----    ----     ----
Total tractors                                                   710     754      724     720      710
                                                                ====    ====     ====    ====     ====

Company refrigerated trailers                                    909     948      930     904      823
Company dry vans                                                 -0-     -0-       16       15      15
Owner/Operator trailers                                          -0-     -0-      -0-       9       15
                                                                ----    ----     ----    ----     ----
Total trailers                                                   909     948      946     928      853
                                                                ====    ====     ====    ====     ====

    At December 31, 1994, the Company's tractor fleet averaged approximately 30 months of age and the Company's trailer fleet averaged 62 months of age. The Company is currently trading tractors at approximately 500,000 miles and its trailers between five years and seven years. The tractor fleet secures most of the outstanding long term debt of the Company.

OTHER PROPERTIES

      The Company's executive offices are located in Oklahoma City, Oklahoma in a 27,500 square foot brick building owned by the Company's Chairman of the Board. The Company has leased approximately 24,000 square feet of the building at $15,000 per month for seven years beginning August 1, 1994.

    The Company maintains its former executive offices which are located on approximately 9.7 acres of land in Bakersfield, California, as investment property. This property was acquired by the Company in 1980 and contains approximately 30,000 square feet of office space and 25,000 square feet of equipment repair and maintenance space. The land and buildings secure a mortgage on the property.

    The Company also has a maintenance facility in Oklahoma City, Oklahoma. The Oklahoma City property is leased by the Company for three years beginning December 1, 1994 at a monthly rate of $4,000. The property consists of approximately 25,000 square feet of maintenance and office space.



ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage, incurred in the transport of freight. The Company is self-insured for $1,000,000 per occurrence for bodily injury or property damage to any third party for claims incurred prior to September 1, 1993 and $300,000 for such claims that incurred on or after September 1, 1993 and carries insurance for liability above those amounts. The Company maintains deductibles, per occurrence, of $25,000 for cargo damage and is fully self-insured for physical damage to Company equipment. The Company is also self-insured in Oklahoma for workers' compensation insurance with a loss limit of $500,000 per claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS  MATTERS

The Company's Common Stock is traded over-the-counter on the NASDAQ National Market System under the symbol FRML. The following table sets forth, for the calendar periods indicated, the high and low last sales prices for the Company's Common Stock. At March 27, 1995, there were 98 shareholders of record of the Company's Common Stock. The Company believes there are at least 400 beneficial shareholders of the Company's Common Stock.


                     1994                              HIGH             LOW
                     ----                              ----             ---
                     1st Quarter                       $5 3/4           $3 3/4
                     2nd Quarter                        5 1/4            4
                     3rd Quarter                        6 1/4            4
                     4th Quarter                        4                1


                     1993                              HIGH             LOW
                     ----                              ----             ---
                     1st Quarter                       $6               $4 5/16
                     2nd Quarter                        6 1/2            4 1/2
                     3rd Quarter                        5 1/4            4 1/4
                     4th Quarter                        5 1/4            3 3/4

    The Company has never paid a cash dividend on its common stock. It is the intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. In addition, the Company's loan agreements prohibit the payment of cash dividends. Future payment of cash dividends will depend upon the Company's financial condition, results of operations, capital commitments, terms of loan agreements and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

       (In thousands, except operating information and per share amounts)

                                           Year Ended December 31,

                                           1994         1993        1992         1991         1990
                                           ----         ----        ----         ----         ----
Financial Information:
- - ---------------------

Operating revenues                     $ 95,152    $100,557      $94,712      $91,989      $85,161
Operating (loss) income                     194      (3,112)       1,819        1,689        7,284

Net (loss) income                       ( 5,167)     (5,503)      (1,563)     ( 1,776)       1,569

Net (loss) income per
 share                                   ( 2.08)   (   2.21)     (   .63)     (   .73)         .64

Total assets                             54,994      63,053       69,746       72,037       71,411

Long-term debt                           21,946      23,444       27,036       30,860       30,476

Shareholders' equity                      2,820       7,987       13,490       15,053       16,571

Operating Information:
- - ----------------------

Operating ratio (a)                        99.8%      103.1%        98.1%        98.2%        91.4%

Average revenue per
 mile                                    $1.105      $1.058       $1.043       $1.060       $1.029

Average miles per
 tractor per year (b)                   116,500     125,000      122,000      120,000      131,000

Average revenue per
 tractor per week (c)                    $2,477      $2,538       $2,458       $2,445       $2,604

Average number of
 truckloads per week                      1,110       1,187        1,073        1,091          955

Average miles per trip                    1,343       1,379        1,625        1,525        1,664

Empty mile percentage                     10.07%      10.19%         9.5%         9.1%         8.6%

_______________
(a)      Operating expenses as a percentage of operating revenues.

(b) Based on weighted average number of tractors throughout the year to total miles.

(c) Based on weighted average number of tractors each week to total operating revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain expense items to operating revenues for the years indicated:

                                                                 Years Ended December 31,
                                                                 ------------------------

                                                                1994             1993             1992
                                                                ----             ----             ----
Operating revenues                                             100.0%           100.0%           100.0%

Operating expenses:
Salaries, wages and benefits                                    35.4             38.2             37.0
Purchased transportation                                         7.2              5.2              4.6
Fuel                                                            17.1             18.7             19.4
Supplies and maintenance                                        13.3             12.1             10.7
Operating leases                                                 4.6              5.5              5.1
Depreciation and amortization                                    7.6              7.6              7.6
Taxes and licenses                                               3.4              4.1              4.1
Insurance and claims                                             5.6              5.0              4.4
Communications and utilities                                     1.5              1.3              1.5
Loss on disposition of assets                                     .2               .4               .1
Relocation                                                        .2              1.0                -
Other                                                            3.8              4.0              3.6
                                                              ------          -------           ------

Total operating expenses                                        99.8            103.1             98.1
                                                              ------          -------           ------

Operating income (loss)                                          0.2            ( 3.1)             1.9
Net interest expense                                            (4.6)           ( 4.3)            (4.4)
                                                              ------          -------           ------
Loss before benefit
  for income taxes                                              (4.4)           ( 7.4)           ( 2.5)
(Provision) benefit for income taxes                            (1.0)             2.5               .8
                                                              ------          -------           ------
Net loss before cumulative
  effect of accounting changes                                  (5.4)           ( 4.9)               -
Cumulative effect of accounting
  changes                                                         --              (.6)               -
                                                              ------          -------           ------

Net loss                                                       (5.4%)           (5.5%)           (1.7%)
                                                              ======          =======           ======

RESULTS of OPERATIONS

The Company began 1994 with a high degree of optimism. The 1994 first quarter profitability was driven by continued improvement in the overall revenue rate per mile, relatively low loss experience in the Company's self insurance programs and reduced fuel expense attributable to fewer unaccounted miles. The Company did experience a decrease in equipment utilization during the first quarter, however, management firmly believed this was attributable to inclement weather conditions and, to a lesser degree, an industry-wide driver shortage. As the Company progressed through the second and third quarters of 1994, it became increasingly evident that the disruption associated with the relocation of the Company's headquarters from Bakersfield, California to Oklahoma City, Oklahoma was much more significant than had been anticipated. The Company had to replace over 75% of its non-driver personnel because of the move. Critical areas such as operations, customer service and driver recruiting were some of the areas that were affected the most. As a result, the key elements of the Company's business, customers and drivers, were also the most affected.

Operating revenues decreased 5.4% from 1993 to 1994 which was primarily attributable to an 8% reduction in the Company's tractor utilization during 1994. The impact of the lower tractor utilization on operating revenues was compounded by a 6% reduction in the Company's total tractor fleet during 1994. These items were partially offset by improved revenue rates per mile during the same period of time. High turnover of customer service, load planner, and driver management personnel as a result of the Company's relocation from California to Oklahoma had a negative impact on equipment utilization, driver retention and recruitment. As a result, the Company experienced an unusually high percentage of trucks without drivers throughout most of 1994. Correspondingly, the Company's tractor utilization dropped from 499 miles per day per tractor in 1993 to 457 miles per day per tractor in 1994. Persistent progress in the Company's sales and marketing efforts increased average revenue rates per mile from $1.058 in 1993 to $1.107 in 1994.

Operating revenues increased 6% from 1992 to 1993 which was primarily the result of increased rates and improved tractor utilization. Average revenue rates per mile increased from $1.043 per mile in 1992 to $1.058 per mile in 1993. The improved rates accounted for 24% of the increase in revenue in 1993 over 1992. At the same time, tractor utilization improved from 480 miles per day per tractor in 1992 to 499 miles per day per tractor in 1993.

The Company's operating income improved from a negative 3.1% in 1993 to a positive 0.2% in 1994. This improvement was largely attributable to the absence of the large non-recurring charges that the Company incurred during 1993 for worker's compensation insurance reserve accounts (see salaries, wages and benefits discussion below) and relocation expenses. These items negatively effected the 1993 operating income by approximately 2%. The balance of the improvement in 1994 is primarily the result of a lower incidence of claims under the Company's benefit related self insurance programs for health and worker's compensation and a lower cost of operating taxes and licenses. The Company's operating income continues to be negatively impacted by higher supplies and maintenance costs associated with operating tractors at higher mileage levels. It is the Company's intent to sell the oldest of this equipment and replace it with independent owner/operators who own and maintain their own tractors. In addition, the Company is attempting to arrange equipment financing to replace as many of the remaining oldest tractors as possible.

The Company's operating income dropped from 1.9% of revenue in 1992 to a negative 3.1% in 1993. This drop in operating income was primarily the result of a higher incidence of claims under the Company's self insurance programs and the adoption of Financial Accounting Standard No. 112 (FAS 112), Accounting for Postemployment Benefits (see Note 10 of "Notes to Financial Statements"). Higher supplies and maintenance costs in 1993 also had a negative impact on operating income as the Company suspended its two year tractor replacement program as part of the Company's strategy to reduce its outstanding term debt. Finally, the Company accrued the estimated relocation costs of the Company's move from Bakersfield, California to Oklahoma City, Oklahoma.

Salaries, wages and benefits decreased from 38.2% of revenues in 1993 to 35.4% of revenues in 1994. This decrease was attributable to the absence of the large non-recurring charges that the Company incurred during 1993 for worker's compensation insurance reserve accounts, as well as a lower incidence of claims under the Company's benefit related self-insurance programs for health and worker's compensation during 1994. In addition, as the Company continues to increase the percentage of owner/operator equipment relative to Company-owned equipment, this expense will decrease as a percentage of revenue with a related increase in purchased transportation as a percentage of revenue.

Salaries, wages and benefits increased from 37.0% of revenues in 1992 to 38.2% of revenues in 1993. This increase was largely the result of the early adoption of FAS 112.Effective January 1, 1993, the Company elected the early adoption of the requirements of FAS 112. This statement requires that the cost of postemployment benefits, which are primarily workers' compensation related, be recognized in the financial statements during the employees' active working careers. To comply with FAS 112, the Company changed its method of measuring the estimated liability for workers' compensation to employ actuarial assumptions to discount to present value the estimated future payments of these claims, using a discount rate of 4% for 1993. As a result of the adoption of FAS 112, the Company recorded a charge to earnings of $957,000 in 1993 as an operating expense. The increased reserve requirements for workers' compensation claims are reflected as salaries, wages and benefits expense. This increase related to the FAS 112 adjustment was partially offset by decreased levels of non-driver personnel in 1992. The implementation of certain changes to the Company's software allowed for the reduction of non-driver personnel. These changes were not fully implemented until late in the second quarter of 1992. The decrease in staffing levels was further augmented by an increased reliance on of the Company's owner/operator fleet and a corresponding decrease in the Company-owned fleet and an increase in revenue rates per mile. The higher revenue rates per mile in 1993 required the Company's drivers to drive less miles to produce the equivalent dollar volumes of 1992 revenues. Payments to owner/operators is recorded as purchased transportation.

Purchased transportation increased from 4.6% of revenues in 1992 to 5.2% of revenues in 1993 and to 7.2% of revenues in 1994. The increase in this expense, which represents payments to owner/operators, resulted from the expansion of the Company's owner/operator fleet in each of the years. An increased reliance on an owner/operator fleet will reduce the Company's capital requirements for tractors (owner/operators own their tractors) and provide an opportunity for the Company to continue to maintain lower relative equipment debt levels.

    The Company's fuel expense decreased from 19.4% of revenues in 1992 to 18.7% in 1993 to 17.1% in 1994. This decrease was primarily due a higher percentage of the fleet being represented by owner/operators who pay for their own fuel, and to reduced fuel consumption attributable to a lower unaccounted mile percentage in 1994 compared to 1993, and in 1993 compared to 1992 coupled with higher average revenue rates per mile in 1994 compared to 1993 and in 1993 compared to 1992. Through the reorganization of the operations department, the Company was successful in reducing unaccounted miles by 5% in 1994 compared in 1993 levels and by 20.0% in 1993 compared to 1992 levels. Additionally, the higher revenue rates per mile in 1994 over 1993 and in 1993 over 1992 allowed the Company's tractors to travel progressively fewer miles to produce the equivalent dollar volume of revenues. The less miles driven, the less fuel is consumed, thereby decreasing costs.

Supplies and maintenance expense increased from 10.7% of revenues in 1992 to 12.1% of revenues in 1993 to 13.3% of revenues in 1994. These increases are primarily the result of the Company's decision to suspend its two year tractor replacement program. The Company currently runs its tractors for 500,000 miles versus a former target of 350,000 miles. The Company initially believed that the savings to be obtained from lower debt service requirements would more than offset the increase in the maintenance expense over a two to three year period. However, the maintenance expense in older equipment has escalated at a more rapid pace than anticipated by management. Consequently, to the extent that the Company can arrange suitable financing, management intends to replace up to 250 older tractors during 1995.

Insurance and claims expense increased from 5.0% of revenues in 1993 to 5.6% in 1994. This increase is primarily attributable to a slightly higher premium cost for excess coverage on a smaller revenue base. The actual claims experienced under the Company's self insurance programs were slightly improved as a percent of revenue in 1994 versus 1993. Insurance and claims expense increased from 4.4% of revenues in 1992 to 5.0% in 1993. This increase was the result of a less favorable loss performance in 1993 compared to 1992.

Operating leases and depreciation and amortization expense on a combined basis remained relatively constant as a percentage of revenue for 1994, 1993 and 1992.

Taxes and licenses decreased from 4.1% of revenue in 1993 to 3.4% of revenue in 1994. This decrease is primarily attributable to an increase in the owner/operator fleet with a corresponding decrease in Company-owned equipment. Over the road operating taxes are paid by the owner/operator on his tractor and by the Company on Company-owned equipment. Taxes and licenses remained consistent as a percentage of revenue in 1993 and 1992.

Communications and utilities expense remained relatively consistent as a percentage of revenue for 1994, 1993 and 1992.

Other expenses remained relatively consistent as a percentage of revenues in 1994 compared to 1993 and, increased slightly from 3.6% of revenues in 1992 to 4.0% of revenues in 1993. The increase from 1992 to 1993 was primarily due to increases in certain operating costs associated with a change in traffic lanes initiated by the development of the core carrier relationship previously discussed. As the core carrier relationships become more firmly established, the Company believes that these costs will stabilize and be offset by higher
average revenue rates per mile.   The slight decrease in 1994 from 1993 is an
indication of this trend.

Interest expense was relatively consistent at 4.6% of revenues in 1994 compared to 4.3% of revenues in 1993. The slight decrease to 4.3% of revenues in 1993 from 4.4% in 1992 was primarily the result of the Company's reducing its short and long-term debt by $5,766,000 between December 31, 1992 and December 31, 1993, which was offset somewhat by higher average borrowings and interest rates on the Company's working capital line of credit.

The Company recorded $981,000 of relocation costs in 1993 associated with the Company's announced 1994 relocation of its corporate offices from Bakersfield, California to Oklahoma City, Oklahoma. Approximately $316,000 of such costs related to estimated severance pay for displaced employees after the closure of the Bakersfield facility. The remaining $665,000 relates to the moving costs associated with transferring Company assets and personnel to Oklahoma City.
The Company incurred an additional $189,000 in 1994 in relocation expenses representing the final costs associated with the move from California to Oklahoma.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" (FAS 109), without retroactive restatement. Under this method, income tax liabilities and assets are recognized at enacted tax rates for the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities. There was no significant impact on the Company's 1993 operations as a result of the adoption of FAS 109.

FAS 109 requires an evaluation of the likelihood that a deferred tax asset will be fully utilized prior to the expiration of the particular elements that created the asset (such as net operating loss carry forwards). To the extent that the Company cannot adequately project full utilization of the deferred tax asset, a valuation allowance should be established. As a result of such testing, the Company established a valuation allowance of $2,909,000 to reserve the entire net deferred tax asset as of December 31, 1994. Since a portion of the Company's deferred tax asset had been recorded as of December 31, 1993, the 1994 valuation allowance adjustment resulted in a deferred tax provision of $980,000. To the extent that the Company is successful in generating future taxable income, the valuation allowance will be reversed against future tax provisions resulting in a tax benefit in those future periods.

By the end of the 1994 fourth quarter the new operations and customer service personnel had become much more settled. In addition, the driver recruiting department had begun to have success in staffing the Company's equipment with qualified drivers. The recruiting efforts were supplemented by a driver wage increase that was effective October 1, 1994, and was instituted in response to industry-wide increases. The Company continues to focus on increased equipment utilization in core carrier relationships while working to arrange equipment
financing to replace its older fleet.   The Company's success in these two
areas will directly affect the quantity and quality of the revenue produced, as well as the associated maintenance and operating costs to produce that revenue.

LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 1994, the Company had outstanding installment obligations secured by equipment totaling $28,128,000 bearing interest at 7.825 % to 11.50% and maturing at various dates through 1999. The Company also has a mortgage loan secured by real estate with an outstanding balance of $1,550,000 bearing interest at 11.1%, and maturing in 1995. The Company has $613,000 in miscellaneous installment obligations at various dates maturing through 1996. In addition, the Company has certain of its computer equipment under a capital lease arrangement. At December 31,1994, the capital lease obligation totaled $370,000. The total term debt outstanding, including the capital lease obligation, was $30,661,000 at December 31, 1994, of which $8,716,000 was classified as current maturities due within one year.

In addition to its equipment financing, the Company has a line of credit with a bank, secured by the Company's accounts receivable, for maximum borrowings of $10,000,000, bearing interest at the lender's prime rate plus four and one-quarter percent (currently 13.5%) and expires on January 31, 1996. This facility provides a $7,000,000 working capital line of credit and standby letters of credit up to $3,000,000. Advances under the line of credit are limited to a fixed portion of the Company's trade accounts receivable. Based upon the level of the Company's trade accounts receivable at December 31, 1994 the Company had fully utilized this working capital line.

The Company has experienced operating and net losses in each of the last three years. These losses have made it difficult for the Company to achieve a positive cash flow on a consistent basis and to timely meet its current obligations. During 1994, in order to relieve the cash flow pressure and provide additional liquidity, the Company negotiated and consummated a sale leaseback transaction on substantially all of its trailer fleet, sold older assets in which it had a net cash equity position, and negotiated revised and extended terms on remaining equipment obligations.

As can be seen in the Company's statements of cash flows for the year ended December 31, 1994, the net loss was $5,167,000 after a deferred tax provision of $980,000. The pre-tax operating loss for 1994 was $4,187,000. The net effects of the sale leaseback transaction and sale of assets in which the Company had net cash equity are located in the cash flows from investing and financing activities sections of the statements of cash flows. Proceeds from the disposition of property and equipment totaled $18,178,000 of which $16,680,000 was used to make principal payments of long-term debt and capital lease obligations. At December 31, 1994, approximately $2,100,000 of these sales proceeds were uncollected which is the primary reason for the increase of $2,478,000 in equipment notes receivable. The $2,100,000 was collected in January, 1995.

Through the cooperation of its various equipment lenders, the Company was able to negotiate certain beneficial changes to its existing equipment obligations. These changes included scheduled months for which no payment is due, stated periods for which interest only is due, and extended note maturity dates to reduce current monthly obligations. While these efforts provided some relief, the Company continues to face periodic difficulties in meeting all equipment obligations as they come due.

To address its cash flow deficit, the Company has made efforts to obtain new capital. As of the date of this filing, management has met with a number of interested persons, none of whom has made or is expected to make a proposal. While the Company will continue to pursue new capital, in the view of management, it is unlikely that such new capital will be available in the immediate future.

Given the uncertainty that an injection of new capital will occur in the immediate future and the continuing cash flow deficit, management anticipates that the Company will file a voluntary petition under Chapter 11 of the Bankruptcy Code in the immediate future. The Company has commenced affirmative actions in connection with such a filing.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                               PAGE
                                                                                 ----
Index to Financial Statements:


Report of Independent Public Accountants                                          15-16


Balance Sheets                                                                    17-18


Statements of Operations                                                             19


Statements of Shareholders' Equity                                                   20


Statements of Cash Flows                                                          21-22


Notes to Financial Statements                                                     23-33



Report of Independent Public Accountants

To the Shareholders and Board of Directors
Freymiller Trucking, Inc.:

         We have audited the accompanying balance sheets of Freymiller Trucking Inc. (an Indiana Corporation) as of December 31, 1994 and 1993, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freymiller Trucking, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit and management anticipates that the Company will file a voluntary petition under Chapter 11 of the Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

          As discussed in Note 6 and Note 10 to the financial statements, the Company changed its method of accounting for post-employment benefits and income taxes effective January 1, 1993.

          Our audit was made for the purpose of forming an opinion on the basic financial statements as of December 31, 1994 and 1993, and the years then ended taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and in our opinion, fairly states in all material respects the financial data for 1994 and 1993 required to be set forth therein in relation to the basic 1994 and 1993 financial statements taken as a whole.


                                                             Arthur Andersen LLP


Oklahoma City, Oklahoma
March 13, 1995

Report of Independent Auditors

Shareholders and Board of Directors
Freymiller Trucking, Inc.

          We have audited the accompanying statements of operations, shareholders' equity and cash flows of Freymiller Trucking, Inc. for the year ended December 31, 1992. Our audit also included the financial statement schedule for the year ended December 31, 1992 listed in the index to Item 14
(a). These financial statements and schedule are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements and schedule, based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1992, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                               Ernst & Young LLP





Fresno, California
March 5, 1993

                           FREYMILLER TRUCKING, INC.

                                 BALANCE SHEETS

                           December 31, 1994 and 1993



ASSETS                                                                           1994             1993
- - ------                                                                           ----             ----
Current assets:
    Receivables (Note 1):
    Freight services, net (Notes 3 & 4)                                  $  9,848,000     $  9,500,000
    Equipment sales, net (Note 3)                                           2,620,000          142,000
    Other                                                                     686,000          883,000
                                                                         ------------     ------------
                                                                           13,154,000       10,525,000

Inventories (Note 1)                                                          433,000          369,000
Tires                                                                       3,293,000        3,818,000
Prepaid expenses and deposits:
    Insurance                                                                 356,000          779,000
    Licenses                                                                   42,000          248,000
    Security deposits                                                         283,000          171,000
    Other                                                                     430,000          327,000
                                                                         ------------     ------------
                                                                            1,111,000        1,525,000
                                                                         ------------     ------------
Other current assets                                                          270,000                -

Total current assets                                                       18,261,000       16,237,000

Property and equipment (Notes 1,7 & 8):
    Land and improvements                                                      11,000          950,000
    Buildings and improvements                                                287,000        3,707,000
    Revenue equipment                                                      42,749,000       60,226,000
    Furniture and fixtures                                                  1,602,000        1,611,000
    Other equipment                                                         2,404,000        3,051,000
                                                                         ------------     ------------
                                                                           47,053,000       69,545,000
    Less accumulated depreciation and
    amortization                                                          (16,135,000)     (25,099,000)
                                                                         ------------     ------------
                                                                           30,918,000       44,446,000

Deferred income taxes (Notes 1 & 6)                                                 -         980,000
Other                                                                       5,815,000        1,390,000
                                                                         ------------     ------------

                                                                          $54,994,000      $63,053,000
                                                                          ===========      ===========


                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.

                                 BALANCE SHEETS

                           December 31, 1994 and 1993



LIABILITIES AND SHAREHOLDERS' EQUITY                                             1994             1993
- - ------------------------------------                                             ----             ----
Current liabilities:
    Cash overdraft                                                         $1,521,000         $685,000
    Accounts payable (Note 1)                                               5,234,000        7,031,000
    Note payable to bank (Note 4)                                           5,555,000        5,690,000
    Current portion of long-term
    debt (Note 7)                                                           8,550,000       11,223,000
    Current portion of capital lease
    obligations (Note 8)                                                      165,000          175,000
Accrued liabilities:
    Employee compensation and amounts due
      owner operators                                                       1,207,000        1,319,000
    Insurance costs (Note 5)                                                2,995,000        2,334,000
    Other                                                                   1,083,000          615,000
                                                                          -----------      -----------
                                                                            5,285,000        4,268,000
                                                                          -----------      -----------
    Total current liabilities                                              26,310,000       29,072,000

Long-term debt (Note 7)                                                    21,741,000       23,366,000
Capital lease obligations (Note 8)                                            205,000           78,000
Deferred gain on sale of property and equipment                             1,368,000                -
Accrued insurance costs (Notes 1 & 5)                                       2,550,000        2,550,000
                                                                          -----------      -----------
    Total Liabilities                                                      52,174,000       55,066,000

Commitments and contingencies
  (Notes 5, 9, & 12)

Shareholders' equity (Notes 1 & 11):
  Common stock, $.01 par value;
    10,000,000 shares authorized,
    2,514,500 shares issued and
    outstanding                                                                25,000           25,000
 Additional paid-in capital                                                 8,997,000        8,997,000
 Retained (deficit) earnings                                               (6,061,000)        (894,000)
                                                                          -----------      -----------
                                                                            2,961,000        8,128,000
 Less treasury stock, 25,000 shares,
    at cost                                                                  (141,000)        (141,000)
                                                                          -----------      -----------
    Total shareholders' equity                                              2,820,000        7,987,000
                                                                          -----------      -----------

                                                                          $54,994,000      $63,053,000
                                                                          ===========      ===========



                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.
                            STATEMENTS OF OPERATIONS
                  Years ended December 31, 1994, 1993 and 1992

                                               1994                      1993                     1992
                                               ----                      ----                     ----
Operating revenues:
   Freight services                     $95,152,000              $100,557,000              $94,712,000

Operating expenses:
   Salaries, wages & benefits            33,716,000                38,455,000               35,027,000
   Purchased transportation               6,837,000                 5,261,000                4,306,000
   Fuel                                  16,249,000                18,780,000               18,333,000
   Supplies and maintenance              12,653,000                12,188,000               10,096,000
   Operating leases (Note 9)              4,397,000                 5,503,000                4,820,000
   Depreciation and
     amortization                         7,198,000                 7,646,000                7,198,000
   Taxes and licenses                     3,201,000                 4,115,000                3,917,000
   Insurance and claims                   5,332,000                 4,955,000                4,213,000
   Communications and
     utilities                            1,465,000                 1,376,000                1,403,000
   Loss on disposition of assets            148,000                   368,000                  142,000
   Relocation                               189,000                   981,000                        -
   Other                                  3,573,000                 4,041,000                3,438,000
                                        -----------               -----------             ------------
                                         94,958,000               103,669,000               92,893,000
                                        -----------               -----------             ------------

Operating income (loss)                     194,000              (  3,112,000)               1,819,000
   Nonoperating income (expense):
     Interest expense                    (4,393,000)             (  4,368,000)              (4,213,000)
     Interest income                         12,000                         -                    6,000
                                        -----------               -----------             ------------
                                         (4,381,000)               (4,368,000)              (4,207,000)
                                        -----------               -----------             ------------
Loss before benefit
   for income taxes                      (4,187,000)             (  7,480,000)              (2,388,000)
(Provision) benefit for income taxes
   (Note 6)                                (980,000)                2,519,000                  825,000
                                        -----------               -----------             ------------
Loss before cumulative
   effect of accounting changes          (5,167,000)             (  4,961,000)              (1,563,000)
Cumulative effect
   of accounting changes, net
   (Notes 6 and 10)                               -                  (542,000)                       -
                                        -----------               -----------             ------------
Net loss                                $(5,167,000)              $(5,503,000)             $(1,563,000)
                                        ===========               ===========             ============

Per share information:
Loss per share before cumulative
   effect of accounting changes              $(2.08)                   $(1.99)                   $(.63)
Cumulative effect
   of accounting changes                          -                      (.22)                       -
                                        -----------               -----------             ------------

Net loss per share                           $(2.08)                   $(2.21)                   $(.63)
                                        ===========               ===========             ============

Weighted average number of
   shares of common stock
   outstanding                            2,489,500                 2,489,500                2,489,500



                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years ended December 31, 1994, 1993 and 1992



                                  Common Stock         Additional       Retained                            Total
                             ---------------------        Paid-in       (Deficit)        Treasury   Shareholders'
                             Shares         Amount        Capital       Earnings            Stock          Equity
                             ------         ------        -------       --------            -----          ------
Balance at
December 31, 1991           2,514,500      $25,000     $8,997,000     $6,172,000        $(141,000)    $15,053,000
Net loss                            -            -              -     (1,563,000)              -       (1,563,000)
                            ---------      -------     ----------    -----------        ---------     -----------

Balance at
December 31, 1992           2,514,500       25,000      8,997,000      4,609,000         (141,000)     13,490,000
Net loss                            -            -              -     (5,503,000)               -      (5,503,000)
                            ---------      -------     ----------    -----------        ---------     -----------

Balance at
December 31, 1993           2,514,500       25,000      8,997,000       (894,000)        (141,000)      7,987,000
Net loss                            -            -              -     (5,167,000)               -      (5,167,000)
                            ---------      -------     ----------    -----------        ---------     -----------


Balance at
December 31, 1994           2,514,500      $25,000     $8,997,000    $(6,061,000)       $(141,000)     $2,820,000
                            =========      =======     ==========    ===========        =========     ===========



                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.

                             STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1994, 1993 and 1992


INCREASE (DECREASE) IN CASH                                   1994              1993              1992
                                                              ----              ----              ----
Cash flows from operating activities:
  Net loss                                             $(5,167,000)      $(5,503,000)      $(1,563,000)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation and amortization                        7,198,000         7,646,000         7,198,000
    Provision (benefit) for deferred income
    taxes                                                  980,000        (2,902,000)       (  843,000)
Loss on disposition of assets                              148,000           368,000           142,000
Changes in operating assets and
  liabilities:
    (Increase) decrease in freight
    service & other receivables                           (151,000)         (438,000)          542,000
    Decrease (Increase) in
    inventories and tires                                  461,000          (  2,000)       (  269,000)
    Decrease (increase) in prepaid
    expenses and deposits                                  414,000           233,000         (  53,000)
    Decrease (increase)  in other
    assets                                              (1,144,000)                -                 -
    (Decrease) Increase in
    accounts payable                                    (1,797,000)        1,787,000         1,751,000
    Increase (decrease) in
    accrued liabilities                                  1,017,000         3,223,000         1,067,000
    Increase in other assets                                     -        (  167,000)       (  184,000)
    (Decrease) increase in other
    liabilities                                                  -           (60,000)                -
                                                      ------------       -----------       -----------
Net cash  provided by
    operating activities                                 1,959,000         4,185,000         7,788,000
                                                      ------------       -----------       -----------

Cash flows from investing activities:
Proceeds from the disposition of
    property and equipment                              13,787,000         3,978,000         3,622,000
Purchase of property and equipment                        (215,000)         (106,000)       (1,097,000)
                                                      ------------       -----------       -----------

Net cash provided by
    investing activities                               $13,572,000        $3,872,000        $2,525,000
                                                      ------------       -----------       -----------




                                  (continued)

                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.

                  Years ended December 31, 1994, 1993 and 1992



                                                            1994                1993              1992
                                                            ----                ----              ----
Cash flows from financing activities:
Increase (decrease) in cash
    overdraft                                        $   836,000         $  (840,000)      $ 1,525,000
Net borrowings (repayments)                             (135,000)          2,388,000          (983,000)
    under line of credit agreement
Proceeds from long-term borrowings                       448,000           1,720,000           487,000
Principal payments of long-term debt
    and capital lease obligations                    (16,680,000)        (11,325,000)      (11,898,000)
                                                     -----------         -----------       -----------

Net cash (used in) provided by
    financing activities                             (15,531,000)         (8,057,000)      (10,869,000)
                                                     -----------         -----------       -----------

Net decrease in cash                                           -                   -          (556,000)
Cash at beginning of year                                      -                   -           556,000
                                                     -----------         -----------       -----------

Cash at end of year                                  $        -          $        -        $        -
                                                     ===========         ===========       ===========





                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992


1. Summary of significant accounting policies

         Inventories

         Inventories consist of fuel, materials and supplies which are stated at average cost which approximates market.

         Tires

         Tires are carried at cost and are amortized using a rate per mile based on experience.

         Property and equipment

         Property and equipment are recorded at cost. Tractors are depreciated using the units-of-production method. The Company believes the units-of-production method is preferable to the straight-line method since it more closely matches revenues and expenses. All other property and equipment is depreciated by use of the straight-line method based upon the estimated useful lives and salvage values of the various classes of assets, which range principally from three to thirty years. Repairs and maintenance expenditures are expended as incurred.

         Revenue recognition

         Operating revenues and related operating expenses are recognized as of the date freight is received for shipment.

          Income taxes

          The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective January 1, 1993, without retroactive restatement. Under this method, income tax liabilities and assets are recognized at enacted tax rates for the expected future tax consequences of temporary differences between carrying amounts and tax bases of assets and liabilities.

         Insurance accruals

         Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for cargo damage, personal injury and property damage, employee medical, workers' compensation and collision, not covered by insurance. These costs are included in insurance and claims expense.

         On January 1, 1993, the Company changed its method of accounting for workers' compensation costs (see Note 10).

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992
2.  Operations

         The Company has experienced net losses in each of the last three years. These losses have made it difficult for the Company to achieve a positive cash flow on a consistent basis and to timely meet its current obligations and raise substantial doubt about its ability to continue operating in the normal course of business. In order to relieve the cash flow pressure, the Company negotiated and consummated a sales leaseback transaction on substantially all of its trailer fleet, has sold older assets in which it had a net cash equity position, and negotiated revised and extended terms on its remaining equipment obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Through the cooperation of its various equipment lenders, the Company was able to negotiate certain beneficial changes to its existing equipment obligations. These changes included scheduled months for which no payment is due, stated periods for which interest only is due, and extended note maturity dates to reduce current monthly obligations. While these efforts provided some relief, the Company continues to face periodic difficulties in meeting all debt obligations as they come due and is delinquent on certain obligations (See Notes 4 and 7).

         To address its cash flow deficit, the Company has made efforts to obtain new capital. As of the date of this filing, management has met with a number of interested persons, none of whom has made or is expected to make a proposal. While the Company will continue to pursue new capital, in the view of management, it is unlikely that such new capital will be available in the immediate future.

         Given the uncertainty that an injection of new capital will occur in the immediate future and the continuing cash flow deficit, management anticipates that the Company will file a voluntary petition under Chapter 11 of the Bankruptcy Code in the immediate future. The Company has commenced affirmative actions in connection with such a filing.

3.        Receivables

          Equipment sales receivables represent balances due for the routine sales of revenue equipment that have been replaced with new equipment.

          The Company has recorded allowances for doubtful accounts of $641,000 and $376,000 at December 31, 1994 and 1993, respectively, which have been netted against the related amounts receivable.

          The Company provides transportation services to the temperature controlled and general commodities truckload freight market throughout all 48 contiguous states, Canada and Mexico. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have generally been within management's expectations.

4.  Note payable to bank

          The Company has an agreement with a bank expiring January 31, 1996 ("the Agreement") providing for borrowings up to the lesser of 90% of eligible accounts receivable or $10,000,000. The Agreement includes a working capital line of credit with maximum borrowings of $7,000,000 and standby letters of credit up to $3,000,000, is secured by accounts receivable and bears interest at the bank's prime rate plus four and one-quarter percent. The Agreement provides for interest rate reductions if certain financial conditions are achieved by the Company.

         At December 31, 1994, line of credit borrowings outstanding are $5,555,000 and an additional $2,100,000 secures outstanding letters of credit. The interest rate at December 31, 1994 is 13.5%. At December 31, 1994, the Company fully utilized the working capital line. The maximum amounts outstanding during 1994 and 1993 were $7,318,000 and $6,888,000 respectively. The average amounts outstanding were $6,181,000 and $4,793,000 respectively. The weighted average interest rates on these borrowings during 1994 and 1993 were 11.57% and 8.94%.

         The Agreement, among other things, requires the Company to achieve certain operating results, maintain certain financial ratios, places certain restrictions on the acquisition and disposition of assets, limits additional indebtedness and prohibits the payment of cash dividends. The Company is in default of its covenants under the Agreement. The bank and the Company are in active negotiations to amend the Agreement to bring the Company into compliance on a current and prospective basis.


5.  Self-insurance programs

          The Company's insurance programs for personal injury and physical damage, employee medical and cargo damage includes self-insurance, limited to losses of $300,000, $125,000 and $25,000, respectively, for each claim. The Company's self-insurance liability for personal injury and physical damage is limited to $1,000,000 for each claim incurred prior to September 1, 1993. The Company is self-insured for collision, theft and fire to its revenue equipment. Additionally, the Company is also self-insured in Oklahoma for workers' compensation insurance with a loss limit of $500,000 per claim. Claims in excess of these amounts are covered by insurance companies. At December 31, 1994 and 1993, $5,545,000 and $4,884,000 respectively, have been accrued for estimated incurred losses relating to these self-insurance programs.

         The Company is a party to routine litigation incidental to its business, primarily claims for personal injury and property damage, incurred in the transport of freight. Management believes, after consultation with counsel, that adequate accruals have been provided related to such litigation.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992



6.  Income taxes

          Effective January 1, 1993, the Company adopted FAS 109 which requires an asset and liability approach in accounting for income taxes. Under this method, deferred income taxes are recognized, at enacted rates, to reflect the future effects of tax carry forwards and temporary differences arising between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

          Components of the provision (benefit) for income taxes follow:

                                               1994                      1993                     1992
                                               ----                      ----                     ----
   Current:
   Federal                                 $111,000                    $     -                 $25,000
   State                                          -                    26,000                   (7,000)
                                         ----------               -----------                ---------
                                           $111,000                    26,000                   18,000
   Deferred:
   Federal                               (1,085,000)               (3,146,000)                (758,000)
   State                                   (584,000)                  230,000                  (85,000)
                                         ----------               -----------                ---------
                                         (1,669,000)               (2,916,000)               ( 843,000)
                                         ----------               -----------                ---------
                                         (1,558,000)               (2,890,000)                (825,000)
   Valuation Allowance                    2,538,000                   371,000                        -
                                         ----------               -----------                ---------

                                           $980,000               $(2,519,000)               $(825,000)
                                         ==========               ===========                =========



  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 1994 were as follows:

                                                                DEC. 31, 1994            DEC. 31, 1993
                                                                -------------            -------------
  Deferred tax assets:
   Net operating loss carry forwards                              $6,325,000                $8,096,000
   Insurance                                                       1,454,000                   732,000
   Relocation Costs                                                       -                    381,000
   Bad Debt                                                          251,000                   151,000
   Prepaids                                                               -                     72,000
   Other                                                             137,000                   456,000
   Alternative minimum tax credit                                    520,000                   455,000
   Other tax credits                                                 330,000                   331,000
                                                                 -----------               -----------
   Gross deferred tax assets                                       9,017,000                10,674,000
   Valuation allowance                                           ( 2,909,000)                 (371,000)
                                                                 -----------               -----------
                                                                   6,108,000                10,303,000
  Deferred tax liabilities:
   Depreciation                                                   (5,062,000)               (9,323,000)
   Prepaids                                                       (1,046,000)                        -
                                                                 -----------               -----------
   Net deferred tax asset                                         $        -                $  980,000
                                                                 ===========               ===========


                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992
6.  Income taxes (Continued)

   The Company established a valuation allowance of $2,909,000 in 1994 and $371,000 in 1993 as the realization of certain federal income tax credits and state net operating loss carry forwards were not fully assured under the criteria established in FAS 109.

   A reconciliation of the provision (benefit) for income taxes to the statutory federal income tax rate is as follows:

                                               1994                      1993                     1992
                                               ----                      ----                     ----
   Tax benefit computed at 34%          $(1,424,000)              $ (2,543,000)               $(812,000)
   State income taxes, net
     of federal tax benefit                (584,000)                  (166,000)                 (61,000)
   Other                                    450,000                    181,000                   48,000
                                        -----------              -------------              -----------
                                         (1,558,000)                (2,890,000)                (825,000)
   Valuation allowance                    2,538,000                    371,000                   -----
                                        -----------              -------------              -----------
                                        $   980,000              $  (2,519,000)              $ (825,000)
                                        ===========              =============              ===========

   In 1993 and 1992, the Company paid income taxes of $26,000 and $22,000 respectively.

   At December 31, 1994, the Company, has available net operating loss carry forwards of approximately $17,109,000 and $7,322,000 for federal and state income tax purposes, respectively. Such net operating losses expire at various dates beginning in 2006 through the year 2008.

    At December 31, 1994, the Company has alternative minimum tax ("AMT") credit carryovers of approximately $520,000 for federal income tax purposes. With certain exceptions, the AMT credits can be carried forward indefinitely and used to reduce regular tax, but not below the AMT amount in such future years.

7.  Long-term debt
  Long-term debt consists of the following at December 31:

                                                                                1994              1993
                                                                                ----              ----
Installment obligations; interest
  rates of 7.825%-11.50%, secured by
  equipment with a net book value of
  $28,228,000; due in varying monthly
  payments through 1999.                                                 $28,128,000       $32,673,000

Mortgage payable to a bank; interest
  rate of 11.10%, secured by real
  estate with a net book value of
  $3,281,000; due in monthly payments
  of $16,000 through 1995 and a balloon
  payment of $1,477,000 due in December 1995                               1,550,000         1,563,000

Other                                                                        613,000           353,000
                                                                         -----------       -----------

                                                                          30,291,000        34,589,000
Less current maturities                                                   (8,550,000)      (11,223,000)
                                                                         -----------       -----------
                                                                         $21,741,000       $23,366,000
                                                                         ===========       ===========

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

7.  Long-term debt (continued)

  Interest paid on all debt in 1994, 1993 and 1992 was $3,811,000, $4,318,000 and $4,239,000, respectively. During 1994 and 1993, equipment with a cost of approximately $11,503,000 and $3,933,000, respectively, was purchased through the assumption of long-term debt.

  Annual maturities of long-term debt subsequent to 1995 are approximately $11,764,000, $6,924,000, and $3,053,000 in 1996, 1997 and 1998, respectively.
The Company is delinquent and in technical default on certain equipment loans and continues to face periodic difficulties in meeting all equipment obligations as they come due. (See Note 2).

8.  Capital lease obligations

  The Company has certain computer equipment which was acquired under capital lease arrangements in 1989 and 1994. At December 31, 1994 and 1993, this equipment had a capitalized cost of $447,000 and $796,000 and accumulated amortization of $112,000 and $598,000 respectively. Amortization of equipment under capital lease is included in depreciation expense.

  At December 31, 1994, future minimum lease payments under the capital lease obligations are as follows:

            1995                                                                     $ 194,000
            1996                                                                       116,000
            1997                                                                        96,000
                                                                                     ---------
     Total lease payments                                                              406,000
            Less amount representing
            interest                                                                    36,000
                                                                                     ---------
     Present value of minimum
            lease payments                                                             370,000
            Less current portion                                                       165,000
                                                                                     ---------
                                                                                      $205,000
                                                                                     =========


9.  Commitments

  At December 31, 1994, the future minimum lease payments under noncancelable operating leases, which are primarily for revenue equipment, are approximately $5,740,000 $4,058,000 and $2,410,000 in 1995, 1996 and 1997, respectively, for aggregate future minimum lease payments of $12,208,000. The Company incurred rent expense of approximately $4,397,000, $5,503,000 and $4,820,000 for the years ended December 31, 1994, 1993 and 1992, respectively. See Note 13 for a description of lease arrangements with related parties that are included in the future minimum lease payments and rental expense amounts.

  The Company has entered into certain operating lease agreements for revenue equipment which contain a terminal rental adjustment clause. Such agreements provide for adjustments of the total rental obligations upon lease termination in the event the proceeds from final disposition of the equipment deviate from predetermined residual values. Management believes the proceeds from dispositions of the equipment held under such leases will at least equal the residual values; accordingly, no liability has been recorded at December 31, 1994.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

9.  Commitments (continued)

     In December 1994 the Company successfully consummated a sale and leaseback transaction on substantially all of its trailer fleet. The leaseback period varies from 12 to 48 months depending on the year of the trailer. As a result of this transaction the Company recognized a deferred gain on sale of assets of $897,000. Such gain is included with deferred gain on sale of property and equipment in the accompanying balance sheets and will be amortized into income over the life of the leaseback period. Additionally, the Company recorded deferred gains on the sale of certain equipment to owner/operators during the year.

10.  Accounting for postemployment benefits

     Effective January 1, 1993, the Company elected early adoption of the requirements of FAS No. 112, "Employers Accounting for Postemployment Benefits". This statement requires that the cost of postemployment benefits, which are primarily workers' compensation related, be recognized in the financial statements during the employees' active working careers. The Company changed its method of measuring the estimated liability for workers' compensation to employ actuarial assumptions to discount to present value the estimated future payments for these claims. The discount rate utilized by the actuary was 6% and 4% in 1994 and 1993 respectively. The Company recorded a charge of $542,000 ($.22 per share), net of $362,000 income tax benefits, as of January 1, 1993 to reflect the cumulative effect of this change in accounting principle. The estimated cost of these benefits are included in accrued insurance costs in the accompanying balance sheets.

11. Stock option agreements

         In 1987, the Company adopted an Incentive Stock Option Plan. Under the plan, the Company grants options to employees to purchase shares of its common stock at a price not less than the fair market value at the date of grant. The following summarizes activity and price information during 1994, 1993 and 1992:

                                                                                  Option Price
                                                              Shares                Per share
                                                              ------                ---------
         Outstanding, December 31, 1991                       82,000                 $    4.00
                 Granted                                      34,000                      3.75
                 Canceled                                     28,000                      4.00
                                                             -------                ----------
         Outstanding, December 31, 1992                       88,000                 3.75-4.00
                 Granted                                      85,000                 4.50-4.75
                 Canceled                                          -                        -
                                                             -------                ----------
         Outstanding, December 31, 1993                      173,000                 3.75-4.75
                 Granted                                       8,000                      4.50
                 Canceled                                     67,000                 3.75-4.75
                                                             -------                ----------
         Outstanding, December 31, 1994                      114,000               $ 3.75-4.75
                                                             =======               ===========


         Also in 1987, the Company adopted a Nonstatutory Stock Option Plan pursuant to which stock options may be granted to employees, members of the board of directors, consultants and independent contractors of the Company, at a price not less than the fair market value at the date of grant. During 1991, the Company granted options to three of its directors for the purchase of 24,000 shares at $4.00 per share. In 1994, 1993 and 1992, no shares were granted, exercised or canceled under this plan.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

11.  Stock Option Agreements (Continued)

 The plans provide for the issuance of up to 200,000 shares of the Company's common stock pursuant to stock option grants. The vesting period and terms of the plans are at the discretion of the board of directors with certain limitations. The options granted in 1994, 1993 and 1992 vest over a five-year period in equal amounts each year. The options granted under the plans in 1991 vest over a six-year period in equal amounts each year. All options expire ten years from the date of grant. At December 31, 1994, options to acquire 8,000 shares granted during 1993 were exercisable as were 9,600 shares granted during 1992, and 33,000 shares granted during 1991.

  In 1991, the Company entered into a stock option agreement under which its former President was granted options to purchase 242,500 shares of the Company's common stock at $4.00 per share. These options were cancelled as of February 1, 1995 in connection with the termination of employment of such individual.

  In September 1994, the Company entered into stock option agreements providing for the grant to officers of RBC Ventures, Inc., a consultant of the Company, of options to purchase 230,000 shares of the Company's Common Stock at the exercise price of $7.00 per share. Of such options, 195,500 were granted to Roger B. Collins. See Note 13 for additional information concerning the terms of these options.

12. Employee savings plan

  In 1989, the Company adopted the Freymiller Retirement Plan ("the Plan"), an employee savings plan with employer participation in accordance with the provisions of the Internal Revenue Code. All Company employees who have completed one year of service are eligible to participate in the Plan. Under the Plan, participants may elect to contribute up to 6% of their compensation up to a maximum of $7,000. The Company contributes an additional amount equal to 25% of the employees' contributions. Participants are immediately 100% vested in the employer contributions. All amounts contributed to the Plan are deposited in a trust fund and administered by an independent trustee.

  The Company's matching contributions to the Plan were $79,000; $99,000 and $62,000 in 1994, 1993 and 1992, respectively.

13. Related party transactions

  Certain of the revenue equipment leased by the Company (see Note 9) is owned by an officer of the Company and is subject to operating leases expiring in 1996. Rent expense on these leases totaled $86,000; $83,000 and $71,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Aggregate future minimum lease payments are approximately $76,000; $76,000 and $76,000 in 1995, 1996 and 1997, respectively. The Company expended $158,000; $275,000 and $339,000, in 1994, 1993 and 1992, respectively, for purchased transportation provided by a company owned by an officer of the Company. The Chairman owns the Company's corporate office building and has leased space to the Company for seven years at $15,000 per month beginning in 1994. Rent expense for this space totaled $75,000 in 1994. Additionally, the Chairman owned a terminal facility that was leased to the Company on a month-to-month basis for $4,000 per month. This rental agreement terminated November 30, 1993. Rent expense totaled $44,000 in 1993 and $48,000 in 1992.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992


13.  Related party transactions (continued)

  In connection with the resignation of Jerry K. Stanners as President and Chief Executive Officer of the Company, Mr. Stanners entered into a separation agreement with the Company effective as of February 1, 1995 (the "Separation Agreement"). Pursuant to the Separation Agreement, the Company paid to Mr. Stanners a lump sum severance payment of $258,000 as required under Mr. Stanners' employment agreement with the Company. As a result of such payment, 64,500 shares of the Company's Common Stock previously issued to Mr. Stanners, which were subject to forfeiture in the event of the termination of Mr. Stanners employment prior to the expiration of his employment agreement, were returned to the Company. The Company also agreed to reimburse Mr. Stanners for relocation expenses and to extend at its expense certain insurance benefits. Outstanding options to purchase 242,500 shares of Common Stock previously granted to Mr. Stanners were cancelled and approximately $94,000 remaining in a deferred compensation asset in the Company's balance sheet was expensed in the current year income statement. In addition, the Company retained Mr. Stanners to render consulting services to the Company for a period of six months following the date of the Separation Agreement pursuant to which Mr. Stanners receives a fee of $6,000 per month.

  In September 1994, the Company entered into a consulting agreement with RBC Ventures, Inc. ("RBCV") pursuant to which RBCV agreed to assist the Company in attempting to obtain additional working capital and to provide business counseling and other consulting services in connection with the Company's operations. In December 1994, the Company closed the sale and leaseback of a majority of its trailer fleet to Transport International Pool, Inc. The Company was assisted in the negotiation of this transaction by RBCV, and in connection with such services the Company paid to RBCV in January, 1995 a fee of $100,000 as provided in the consulting agreement. In addition, the consulting agreement provides for the payment by the Company of consulting fees to RBCV in the amount of $25,000 per month. During 1994, there were no monthly fees paid or due pursuant to the consulting agreement. The consulting agreement will expire on September 23, 1997 and may be terminated by the Company upon the occurrence of specified events. Roger B. Collins is the President and beneficial owner of 100% the outstanding shares of RBCV.


  In connection with the execution of the consulting agreement with RBCV in September 1994, the Company granted to Mr. Collins options to purchase 195,500 shares of Common Stock of the Company at an exercise price of $7.00 per share. The option may not be exercised until the following conditions precedent are satisfied: (i) the Company must complete a financing transaction meeting certain criteria and (ii) the average of the highest bid price of the Common Stock as reported on the National Association of Securities Dealers, Inc. Automated Quotation System for each of any five consecutive trading days must exceed $10.00 per share. The former condition was satisfied by the sale and lease back described above. As of March 27, 1995, the latter condition had not been satisfied and, as a result, the options were not exercisable as of such date. If not previously exercised, the options will expire in September 2004. The Company has also granted certain registration rights with respect to shares purchased upon exercise of the options. Options to purchase an additional 35,000 shares of the Company's Common Stock were granted on identical terms to another officer of RBCV.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992



14. Summary quarterly financial data (unaudited)

  The following is a tabulation of unaudited quarterly operating results for 1994 and 1993 (in thousands, except per share information).

                                              First           Second            Third           Fourth
1994                                        Quarter          Quarter          Quarter          Quarter
- - ----                                        -------          -------          -------          -------
Operating Revenues                          $24,197          $25,005          $23,537          $22,413
Operating Income
  (loss)                                      1,096              425             (302)          (1,025)
Net Income (loss)                                98             (304)            (846)          (4,115)
Net Income (loss)
  per share                                     .04             (.12)            (.34)           (1.66)

1993
- - ----

Operating revenues                          $23,941          $25,866          $26,046          $24,704
Operating income
  (loss)                                        429            1,127              (57)          (4,611)
(Loss) income
  before cumulative
  effect of accounting
  changes                                      (366)              12             (727)          (3,880)
Cumulative effect of
  accounting changes                           (542)               -                -                -
Net (loss) income                              (908)              12             (727)          (3,880)
Net (loss) income
  per share                                    (.36)               -             (.29)           (1.56)


  During the fourth quarter of 1993, the Company adopted FAS 112. The cumulative effect of the change on prior years reduced first quarter 1993 earnings by $542,000, net of taxes. The 1993 effect of this accounting change decreased earnings by $134,000, $146,000, $152,000 and $142,000 for the first, second, third and fourth quarters of 1993, respectively. On January 1, 1993, the Company adopted FAS 109. There was no significant impact on the Company's operating results as a result of the adoption of FAS 109.

  In the fourth quarter 1993, the Company recorded $981,000 of relocation costs associated with the Company's announced 1994 relocation of its corporate offices from Bakersfield, California to Oklahoma City, Oklahoma. Additionally, the fourth quarter 1993 results reflect an increase in personal injury and physical damage insurance reserves of approximately $1,000,000.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

   Ernst & Young was engaged as the Company's independent certified public accountants by the Board of Directors for the fiscal years ended December 31, 1991 and December 31, 1992. On October 5, 1993, the Board of Directors, on the recommendation of the Audit Committee, dismissed Ernst & Young LLP and engaged Arthur Andersen LLP to serve as the Company's independent certified public accountants.

   Neither of the reports of Ernst & Young LLP with respect to the Company's financial statements for the fiscal years ended December 31, 1991 and December 31, 1992, contain any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or account principles. During the period commencing January 1, 1991 and ending October 5, 1993, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of a disagreement in connection with its reports. During the period commencing January 1, 1991 and ending October 5, 1993, there were no "reportable events" as defined in the rules and regulations of the Securities and Exchange Commission.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Registrant intends to file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information regarding directors and executive officers of the Company will appear under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement for the 1995 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

   Information regarding executive compensation will appear under the caption "Management Compensation" in the Proxy Statement for the 1995 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management will appear under the caption "Principal Shareholders" in the Proxy Statement for the 1995 Annual Meeting of Shareholders and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions will appear under the caption "Certain Transactions" in the Proxy Statement for the 1995 Annual Meeting of Shareholders and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  FINANCIAL STATEMENTS (INCLUDED IN PART II, (ITEM 8)                                            PAGE NO.
          ---------------------------------------------------                                            --------
                 Balance Sheets as of December 31, 1994 and 1993                                           17-18

                 Statements of Operations for the years ended
                 December 31, 1994, 1993 and 1992                                                           19

                 Statements of Shareholders' Equity for the years
                 ended December 31, 1994, 1993 and 1992                                                     20

                 Statements of Cash Flows for the years ended
                 December 31, 1994, 1993 and 1992                                                          21-22

                 Notes to Financial Statements                                                             23-33

  (2)            FINANCIAL STATEMENT SCHEDULES
                 -----------------------------

                 Schedule II -  Valuation and Qualifying Accounts                                           37


                 All other schedules are omitted since the requested information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

(b)              Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1994 (the last fiscal quarter covered by this report).

(c) Exhibits

      Exhibit
      Number          Exhibits
      ------          --------
      3.1             Amended and Restated Articles of Incorporation of the Company (Incorporated by reference Exhibit 3.1 of the
                      Company's Registration Statement on Form S-1 (File No. 33-12431).

      3.2             Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company (Incorporated by
                      reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1, File No. 33-12431).

      3.3             Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Registration
                      Statement on Form S-1, File No. 33-12431).

      *10.1           1987 Inventive Stock Option Plan and 1987 Non-Statutory Stock Option Plan of the Company (Incorporated by
                      reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, File No. 33-12431).




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)


      *10-2           Form of Stock Option Agreement pursuant to the 1987 Inventive Stock Option Plan and 1987 Non-Statutory Stock
                      Option Plan of the Company (Incorporated by reference to Exhibit 10.2 of the Company's registration Statement on Form S-1, File No. 33-12431).

      10.3            Employee Stock Purchase Plan of the Company (Incorporated by reference to Exhibit 10.14 of the Company's
                      Annual Report on Form 10-K for the year ended December 31, 1992).

      10.4            1992 Credit and Restructure Agreement between the Company and Wells Fargo Bank dated October 14, 1992
                      (Incorporated by reference to Exhibit 19.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992).

      10.5            First Amendment to 1992 Credit and Restructure Agreement dated December 3, 1992; Extension Agreement and
                      Second Amendment to 1992 Credit and Restructure Agreement dated December 21, 1992; and Third Amendment to 1992
                      Credit and Restructure Agreement dated February 1993 (Incorporated by reference to Exhibit 10.12 of the
                      Company's Annual Report on Form 10-K for the year ended December 31, 1992).

      10.6            Form of Installment Note with Mercedes Benz Credit Corporation (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

      10.7            Form of Installment Note with Associates Commercial Corporation (Incorporated by reference to Exhibit 10.16 of the company's Annual Report on Form 10-K for the year ended December 31, 1992).

      10.8            Revolving Credit Agreement between the Company and Norwest Business Credit, Inc. dated February 11, 1993
                      (Incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1992).

      10.9            First Amendment to Revolving Credit Agreement between the Company and Norwest Business Credit, Inc. dated
                      March 30, 1993 (Incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K for the
                      year ended December 31, 1993).

      10.10           Second Amendment to Revolving Credit Agreement between the Company and Norwest Business Credit, Inc. dated
                      September 15, 1993(Incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-K for
                      the year ended December 31, 1993),

      10.11           Fourth Amendment to Loan Documents between the Company and Norwest Business Credit, Inc. dated December 28,
                      1994 (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated as of
                      January 4, 1995).

      10.12           Vehicle Lease Agreement No. 32443 between the Company and Transport International Pool, Inc. dated December
                      22. 1994 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated as of
                      January 4, 1995).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

      Exhibit
      Number                  Exhibits
      ------                  --------
      10.13           Lease Agreement between the Company and Wabash National Finance Corporation dated December 19, 1994
                      (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated as of January 4,
                      1995).

      10.14           Consulting Agreement between the Company and RBC Ventures, Inc. dated September 23, 1994 and related Stock
                      Option Agreement between the Company and Roger B. Collins dated September 23, 1994 (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated as of January 4, 1995).

      10.15           Employment Agreement and related Stock Option Agreement between the Company  and Kirk A. Williams each dated
                      January 17, 1995 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated as of January 17, 1995).

      10.16           Employment Agreement and related Stock Option Agreement between the Company and J. Harold Fambro each dated
                      January 14, 1995 and Letter  Agreement between the Company and J. Harold Fambro dated January 17, 1995 amending the Employment Agreement and the Stock Option Agreement (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-k dated as of January 17, 1995).

      10.17           Termination and Consulting Agreement between the Company and Jerry K. Stanners dated January 27, 1995
                      (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated as of January 17,
                      1995).

_________________

* Constitutes a management contract of compensatory plan or arrangement required to be filed as an exhibit to this report.

                                  SCHEDULE II
                           FREYMILLER TRUCKING, INC.


                       VALUATION AND QUALIFYING ACCOUNTS


                        Balance at                                                          Balance at
                         beginning       Charged to                           Amounts           end of
                         of Period         expenses       Recoveries      Written off           period
                         ---------         --------       ----------      -----------           ------
Allowance for doubtful
accounts years ended

December 31,

1994                      $376,000         $414,000           $9,000         $158,000         $641,000

1993                     1,006,000          395,000                -        1,025,000          376,000

1992                       996,000          452,000           28,000          470,000        1,006,000



                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FREYMILLER TRUCKING, INC.
                                  (Registrant)

April 18, 1995

                                                    BY:Don H. Freymiller
                                                       -----------------
                                                    Don H. Freymiller
                                                    Chairman of the Board
                                                    President and
                                                    Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.



BY:Don H. Freymiller                                BY:Richard E. Kuehn
   -----------------                                   ----------------
Don H. Freymiller                                   Richard E. Kuehn
Chairman of the Board,                              Executive Vice President
President and CEO                                   and Chief Financial Officer
(Principal Executive Officer)                       (Principal Financial and
Accounting                                          Officer)
Date:  April 18, 1995                               Date:  April 18, 1995

                                EXHIBIT INDEX



Exhibit - 27          Financial Data Schedule