Form 10-K405/A
period 1994-12-31
FREYMILLER TRUCKING INC
filed 1995-05-01
CIK 811213

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1994

                                      OR

[ ]      TRANSITION REPORT PURCHASE TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-15503

                           FREYMILLER TRUCKING, INC.
             (Exact name of Registrant as specified in its charter)

            INDIANA                                      62-1307586
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

     8621 NORTH ROCKWELL AVENUE                             73132
       OKLAHOMA CITY, OKLAHOMA                            (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (405) 720-6555

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE

                             --------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                                ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         At April 19, 1995, there were outstanding 2,425,000 shares of the Registrant's Common Stock, $0.01 par value. The aggregate market value of voting stock held by nonaffiliates of the Registrant was $2,721,600 as of April 19, 1995.

                           FREYMILLER TRUCKING, INC.
                                  FORM 10-K/A
                                AMENDMENT NO. 1


         This Amendment No. 1 has been filed by Freymiller Trucking, Inc., an Indiana corporation (the "Company"), for the purpose of amending the Company's Annual Report on Form 10-K for the year ended December 31, 1994 to provide information required by Part III of Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         On April 20, 1995, the Company filed with the United States Bankruptcy Court for the Western District of Oklahoma a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Management of the Company explored many alternatives to improve the financial condition of the Company, but finally concluded that the only realistic alternative to protect the going concern value of the Company was to seek protection under the Bankruptcy Code. Following discussions with the Board of Directors concerning the Company's financial situation and the potential bankruptcy proceedings, four of the Company's directors, Joe E. Davis, Anthony J. Klein, D. Linn Wiley and Roger B. Collins, elected to resign from the Board. The Company's sole remaining director is Don H. Freymiller. In connection with such resignations, the Bylaws of the Company were amended to provide that the authorized number of directors of the Company shall be one director until such time as the Bylaws are further amended by the Board to increase this number.

         The commencement of bankruptcy proceedings has not otherwise presently affected the composition of the Company's senior management. Although changes may occur in the composition of the Company's management team in the future, the Company cannot determine at this time the precise nature of any such changes. Each of the Company's executive officers is named below.


                   Name                  Age                     Position
                   ----                  ---                     --------
          Don H. Freymiller               56      Chairman of the Board of Directors,
                                                    President and  Chief Executive Officer
          J. Harold Fambro                48      Executive Vice President and Chief
                                                    Operating Officer
          Richard E. Kuehn                39      Executive Vice President - Finance  and
                                                    Chief Financial Officer
          Kirk A. Williams                35      Executive Vice President - Marketing
                                                    and Sales
          Dennis D. Freymiller            36      Vice President - National Accounts
          David R. Freymiller             30      Vice President - Maintenance
          Ronald E. Charlton              50      Vice President - National Accounts


BIOGRAPHICAL INFORMATION

         Don H. Freymiller. Mr. Freymiller has been Chairman of the Board of Directors of the Company since its incorporation in 1971. He also served as President of the Company from 1971 until June 1985, and as Chief Executive Officer from June 1985 until November 1991. Mr. Freymiller was reappointed as President and Chief Executive Officer of the Company in February 1995. Mr. Freymiller founded the business in 1968 and operated it as a sole proprietorship prior to its incorporation. Mr. Freymiller is currently a member of the California Trucking Association and is past president of the Interstate Truckload Carriers Conference, as well as a member of the Executive Committee of the American Trucking Association.

         J. Harold Fambro. Mr. Fambro joined the Company in January 1995 as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Fambro was a Managing Director of consumer products markets for Southern Pacific Lines from May 1993 until January 1995. From February 1992 until May 1993, Mr. Fambro served as Executive Vice President of Dallas Carriers Corp. Prior to February 1992, Mr. Fambro was employed by Burlington Motor Carriers as Vice President - Marketing.

         Richard E. Kuehn. Mr. Kuehn is a Certified Public Accountant and served as Vice President - Finance and Chief Financial Officer of the Company beginning in September 1989. In February 1995, Mr. Kuehn was promoted to Executive Vice President - Finance and Chief Financial Officer. Prior to joining the Company, Mr. Kuehn was Vice President and Chief Financial Officer of DonCo Carriers, Inc. from September 1985 to September 1989. Mr. Kuehn was with Arthur Andersen & Co. prior to joining DonCo Carriers, Inc.

         Kirk A. Williams. Mr. Williams joined the Company in January 1995 as Executive Vice President - Marketing and Sales. Prior to joining the Company, Mr. Williams served as Vice President - Transportation of Exel Logistics North America from November 1992 until January 1995. From January 1992 until November 1992, Mr. Williams was President of Innovative Logistics, Inc. Prior to January 1992, Mr. Williams was employed by Carolina Freight Carriers Corp. as Director of Operations Planning.

         Dennis D. Freymiller. Mr. Freymiller is the son of Don H. Freymiller, has been a full-time employee of the Company since 1975 and became Vice President - National Accounts in April 1994. He was Vice President -Operations from August 1985 to March 1994 and Vice President - Maintenance from 1984 to 1985.

         David R. Freymiller. Mr. Freymiller is the son of Don H. Freymiller, has been a full-time employee of the Company since 1981 and became Vice President - Maintenance in May 1989. He was Director of Maintenance from 1986 to 1989 and Parts Manager from 1983 to 1986.

         Ronald E. Charlton. Mr. Charlton joined the Company in November 1992 and served until January 1995 as Vice President - Customer Resources. In January 1995, Mr. Charlton was appointed as Vice President - National Accounts of the Company. Prior to joining the Company, Mr. Charlton was Vice President
- - Operations of DonCo Carriers, Inc. from September 1990 to November 1992, and Executive Vice President and Chief Executive Officer of Land Span, a trucking company, from September 1988 until August 1990. Mr. Charlton was employed by Altruk Freight Systems prior to 1988 as President and Chief Executive Officer.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following sets forth certain summary compensation information concerning the chief executive officer of the Company and each other executive officer of the Company who received compensation during the year ended December 31, 1994 in excess of $100,000. Such individuals are hereinafter referred to as the "named executive officers."


                                                                                     Long Term
                                                       ANNUAL COMPENSATION         Compensation
                                                 ----------------------------      ------------

                                                                                       Awards
                                                                                  --------------
        NAME AND PRINCIPAL         FISCAL                                              Stock                All Other
             POSITION               YEAR       Salary($) (1)     Bonus($) (1)        Options(#)          Compensation($)(2)
        -------------------         -----      -------------     ------------        ----------          ------------------
        Don H. Freymiller,          1994           $250,000          -                   -                   $15,750
         Chairman, President and    1993            250,000          -                   -                    15,750
        Chief Executive             1992            243,986          -                   -                     2,661
         Officer (3)

        Jerry K. Stanners,          1994            225,750          -                   -                     4,125
         Former President and       1993            225,000          -                   -                     2,913
         Chief Executive            1992            225,000       $112,500               -                       -
         Officer (4)

        Ronald E. Charlton,         1994            110,000          -                   -                     6,000
         Vice President -           1993             94,769        18,000             10,000                   6,000
         National Accounts          1992             11,323          -                20,000                     750
- --------------------

(1) Amounts shown include cash and non-cash compensation earned and received by the named executive officers as well as amounts earned but deferred at the election of those officers.
(2) Includes matching contributions made by the Company under the Freymiller Retirement Plan. The Retirement Plan is intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), as a profit sharing plan and with respect to its cash or deferred arrangement, under Section 401(k) of the Code.
(3) Mr. Freymiller served as Chairman of the Board of Directors during the periods indicated. Mr. Freymiller was appointed as President and Chief Executive Officer of the Company in February 1995 following the resignation of Jerry K. Stanners from such positions.
(4) Mr. Stanners resigned from his positions with the Company in February 1995.

OPTION GRANTS IN LAST FISCAL YEAR

    No stock options were granted to the named executive officers during the year ended December 31, 1994.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUE

         The following sets forth certain information concerning each exercise of stock options during the year ended December 31, 1994 by each of the named executive officers and the aggregated fiscal year-end value of the unexercised options of each such named executive officer.


                                                    NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                       OPTIONS HELD AT            IN-THE-MONEY OPTIONS AT
                          SHARES                        FISCAL YEAR END            FISCAL YEAR END($)(1)
                         ACQUIRED      VALUE      --------------------------     -------------------------
                            ON        REALIZED
          NAME           EXERCISE     (1) ($)     EXERCISABLE  UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
          ----           --------     -------     -----------  -------------     -----------   -------------
  Don H. Freymiller          -           -             -              -               -               -
  Jerry K. Stanners          -           -             -          242,500(2)          -               -
  Ronald E. Charlton         -           -          10,000         20,000             -               -

- --------------------
(1) Based on the market value of the Company's Common Stock as of December 31, 1994, the unexercised options had no value because the market price of the Common Stock was below the exercise price of the options.
(2) These options were cancelled in February 1995 pursuant to the terms of a separation agreement entered into between the Company and Mr. Stanners in connection with the resignation of Mr. Stanners from his positions with the Company. For more information, see "Executive Compensation - Separation Agreement."

SEPARATION AGREEMENT

         In connection with the resignation of Jerry K. Stanners as President and Chief Executive Officer of the Company, Mr. Stanners entered into a separation agreement with the Company effective as of February 1, 1995 (the "Separation Agreement"). Pursuant to the Separation Agreement, the Company paid to Mr. Stanners $258,000 as required under Mr. Stanner's employment agreement with the Company. As a result of such payment, 64,500 shares of the Company's Common Stock previously issued to Mr. Stanners and held in trust as security for such payment were returned to the Company. The Company also agreed to reimburse Mr. Stanners for relocation expenses and to extend at its expense certain insurance benefits. Outstanding options to purchase 242,500 shares of Common Stock previously granted to Mr. Stanners were cancelled. In addition, the Company retained Mr. Stanners to render consulting services to the Company for a period of six months following the date of the Separation Agreement pursuant to which Mr. Stanners receives a fee of $6,000 per month.

COMPENSATION OF DIRECTORS

         Mr. Freymiller is not compensated for his services as a director.  Joe
E. Davis, Anthony J. Klein and D. Linn Wiley, each a former director of the Company, received flat fees during 1994 of $12,000, $12,000 and $15,000, respectively, for their services as directors. Roger B. Collins, also a former director of the Company, was not compensated for his services as a director. However, a company wholly-owned by Mr. Collins is engaged as a consultant to the Company and receives a specified monthly fee from the Company in connection with such services. See "Certain Relationships and Related Transactions."

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Amendment No. 1 to the Company's Form 10-K, the following Compensation Report and Performance Graph shall not be deemed to be incorporated by reference into any such filings.

COMPENSATION COMMITTEE REPORT

         As a result of the resignation of four of the Company's five directors as discussed elsewhere herein, the Compensation Committee (the "Committee") currently consists solely of Don H. Freymiller, the Chairman of the Board of Directors, President and Chief Executive Officer of the Company. During 1994 the Committee consisted of D. Linn Wiley, Joe E. Davis and Anthony J. Klein, each former independent outside directors, as well as Mr. Freymiller. The Committee is responsible for setting and administering the policies that govern employee compensation. The Committee evaluates the performance of management and determines compensation policies and levels. All decisions made by the Committee during 1994 were reviewed by the full Board of Directors.

         EXECUTIVE COMPENSATION PHILOSOPHY

         The Company believes that compensation should reflect the value created for shareholders, while supporting the business strategies and long-range plans of the Company. Accordingly, the Company's executive compensation program is based on guiding principles designed to align compensation with the Company's business strategy and performance. These principles are:

         (i) to attract and retain key executives whose performance is critical to the long-term success of the Company and who are of the highest caliber;

         (ii) to provide levels of compensation competitive with those offered by the Company's competitors;

         (iii) to motivate executives to enhance long-term shareholder value by building appropriate ownership in the Company; and

         (iv) to integrate the Company's compensation programs with its annual and long-term strategic planning and measurement processes.

         EXECUTIVE COMPENSATION COMPONENTS

         The Company's executive compensation is based on three principal components, each of which is intended to serve the Company's overall compensation philosophy.

         Base Salary. Base Salary is intended to be set at a level competitive with the amounts paid to executive officers of similar business structure, size and marketplace orientation. Salaries for executive officers are reviewed by the Committee on an annual basis.

         Annual Bonuses. The Company awards bonuses to its key executives based on three principal factors: (i) the Company's over-all performance; (ii) business unit performance; and (iii) individual performance. By emphasizing the Company's over-all performance as the most important aspect in determining the amount of bonuses, the Company creates an important and explicit link between executive compensation and the creation of shareholder value.

         In January 1995, J. Harold Fambro and Kirk A. Williams joined the Company as Executive Vice President and Chief Operating Officer and Executive Vice President - Marketing and Sales, respectively. In connection with the commencement of their employment, Messrs. Fambro and Williams entered into five-year employment agreements with the Company. Under the terms of the employment agreements, Messrs. Fambro and Williams will be eligible to receive bonus payments equal to 1% of the Company's earnings before taxes and extraordinary items and before deduction for bonus payments to officers of the Company for each fiscal year during the term of the agreements. If the preceding formula does not result in bonus payments for 1995 in excess of $25,000, the employment agreements provide that Messrs. Fambro and Williams will each receive additional bonus payments such that their respective bonuses for 1995 will equal $25,000 each. Messrs. Fambro and Williams must be in the employ of the Company at the end of each year in order to qualify for the bonus payments for such year as described above.

         Stock Options. Executive officers are eligible to receive periodic grants of incentive stock options under the Company's 1987 Incentive Stock Option Plan and nonqualified stock options under the Company 1987 Non-Statutory Stock Option Plan (collectively, the "Plans"). The Plans are an integral part of the Company's compensation system. The Plans are designed to encourage and create ownership and retention of the Company's stock by key employees.
Through the Plans, long-range interests of key employees are aligned with shareholders' interests as these employees build meaningful stakes in the Company. Awards are typically granted at the fair market value of the underlying Common Stock at the date of grant. Stock options generally vest in installments over multiple years.

         No stock options were granted to executive officers during 1994. In January 1995 in connection with the commencement of their employment, the Company granted to J. Harold Fambro and Kirk A. Williams, options to purchase 100,000 shares of Common Stock each at an exercise price of $2.50 per share, the market price of the Common Stock on the date of grant. The ability of Messrs. Fambro and Williams to exercise these options is subject to the Company's achievement of specified earnings before taxes and extraordinary items during the years 1995 through 1999.

         CEO COMPENSATION

         Jerry K. Stanners, the Company's former President and Chief Executive Officer, resigned from his positions with the Company in February 1995. Prior to his resignation, Mr. Stanners' compensation was based on the terms of his employment agreement with the Company entered into effective October 14, 1991. The agreement required Mr. Stanners to devote substantially his full business time and attention and best efforts to the affairs of the Company during the term of the agreement. The agreement provided for the payment of a base salary at the initial rate of $225,000 per year, subject to upward adjustment by the Board of Directors; the payment of an annual bonus in an amount equal to one-half of the base salary during the first full year of his employment and thereafter only if certain objectives established by the Board of Directors on an annual basis were met; and various other benefits. The agreement also provided for the payment of certain benefits upon termination of Mr. Stanners' employment. For additional information concerning the terms of Mr. Stanners' separation from the Company, see "Executive Compensation - Separation Agreement."

         Don H. Freymiller was appointed as President and Chief Executive Officer of the Company following the resignation of Mr. Stanners from such positions. As Chairman of the Board of Directors, Mr. Freymiller performed many of the functions associated with the chief executive officer, and Mr. Stanners performed significant operational and marketing duties which are now being performed by Messrs. Fambro and Williams. Mr. Freymiller's base salary for 1994 was reviewed by the Committee and was determined by the members of the Board, exclusive of Mr. Freymiller. Mr. Freymiller's base salary during 1994 was $250,000, an amount believed by the Board of Directors to be comparable to the amounts paid to senior executives with comparable qualifications, experience and responsibilities at other companies of similar structure, size and marketplace orientation. Mr. Freymiller did not receive a bonus during 1994. It is not anticipated that Mr. Freymiller's base salary will be substantially increased as a result of his resumption of the full responsibilities of President and Chief Executive Officer.

         The executive compensation practices of the Company are periodically re-evaluated to ensure their support of the strategic goals of the Company and their contribution to the creation of shareholder value.

         The foregoing report has been furnished by Don H. Freymiller, currently the sole member of the Board of Directors of the Company:

                               Don H. Freymiller


April 25, 1995

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         All decisions of the Compensation Committee during 1994 were reviewed by the full Board of Directors. During 1994, each of Messrs. Freymiller, Stanners, Wiley, Davis and Klein served as directors of the Company and reviewed decisions of the Compensation Committee.

         Mr. Don H. Freymiller owns the building occupied by the Company's corporate headquarters and in August 1994 entered into a seven-year lease agreement with the Company pursuant to which the Company leases office space at the rate of $15,000 per month. The Company made lease payments to Mr. Freymiller totalling $75,000 during 1994.

         Anthony J. Klein, a former director of the Company and member of the Compensation Committee during 1994, is a partner in the law firm of Klein, Wegis, DeNatale, Goldner & Muir which rendered legal services to the Company during 1994 and is expected to provide legal services to the Company in connection with various matters in the future.

         See "Certain Relationships and Related Transactions" for information concerning additional transactions between the Company and certain executive officers and former directors.

STOCK PERFORMANCE INFORMATION

         The following table compares from December 31, 1989 to December 31, 1994, the percentage change in the Company's cumulative total shareholder return on its Common Stock with the cumulative total return of (i) the NASDAQ National Market Composite Index and (ii) a group of peer companies engaged principally in the transportation of temperature controlled products throughout the United States. The peer group consists of KLLM Transport Services, Marten Transport, Ltd. and Frozen Food Express Industries. The yearly percentage change has been measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and
(B) the difference between the price of the stock at the end and the beginning of the measurement period; by (ii) the stock price at the beginning of the measurement period. The historical stock performance shown in the table is not intended to and may not be indicative of future stock performance.


                                                                 CUMULATIVE TOTAL RETURN
                                                                 -----------------------
                                             12/89      12/90       12/91      12/92      12/93      12/94
                                             -----      -----       -----      -----      -----      -----
  Freymiller Trucking, Inc.                  100        84          68         80         60         26
  Peer Group                                 100        92          164        357        451        417
  NASDAQ Stock Market - US                   100        85          136        159        181        177

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of April 1, 1995 regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company, either from Company records or information supplied by the persons named, to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company in office as of the date hereof, (iii) each executive officer of the Company in office as of the date hereof who received compensation during 1994 in excess of $100,000 and
(iv) all directors and executive officers as a group.



                                                                       Number of Shares
                                                                         and Nature of
  NAME AND ADDRESS OF                                                     Beneficial             Percent
     BENEFICIAL OWNER                                                     Ownership(1)          of Class
  -----------------------                                              ------------------     -----------
  Don H. Freymiller (2)                                                         1,228,500           50.7%
    8621 North Rockwell Avenue
    Oklahoma City, OK 73132
  Dimensional Fund Advisors Inc. (3)                                              161,300            6.7
    1299 Ocean Avenue, Suite 650
    Santa Monica, CA 90401
  Ronald E. Charlton (4)                                                           10,000              *
  All Directors and Executive Officers as a Group                               1,398,400           56.5
    (7 persons)(5)
- -------------------------

 *   Less than one percent
(1) Unless otherwise indicated, the individuals named in the table possess sole voting and dispositive authority with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).
(2) Includes 1,214,500 shares held by the Freymiller Family Limited Partnership (the "Partnership"). Mr. Freymiller is the sole general partner of the Partnership and possesses sole voting and investment power with respect to the shares owned by the Partnership.
(3) Information shown was furnished as of December 31, 1994 in Schedule 13G filed by Dimensional Fund Advisors Inc. ("Dimensional") with the Securities and Exchange Commission. As of that date, Dimensional was deemed to beneficially own 161,300 shares of Common Stock. All of such shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Of the shares deemed to be beneficially owned by Dimensional, Dimensional exercises sole voting power with respect to 111,200 shares. Officers of Dimensional who also serve as officers of DFA Investment Dimensions Group Inc. ("DFA Investment") and DFA Investment Trust Company ("the Trust") exercise voting power, in their capacities as officers of DFA Investment and the Trust, over an additional 44,100 shares which are owned by DFA Investment and 6,000 shares which are owned by the Trust.
(4) Consists of options to acquire 10,000 shares exercisable within 60 days of April 1, 1995.
(5) Includes options to acquire 37,600 shares exercisable within 60 days of April 1, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases revenue equipment owned by Mr. David Freymiller consisting principally of four tractors, and in connection therewith made lease payments to Mr. David Freymiller during the year ended December 31, 1994 in the amount of $46,000.

         The Company has owner operator agreements relating to two tractors with a general partnership in which Mr. Dennis Freymiller has a 50% interest and made payments to the general partnership pursuant to such agreement in the amount of $150,000 during the year ended December 31, 1994.

         In September 1994, the Company entered into a consulting agreement with RBC Ventures, Inc. ("RBCV") pursuant to which RBCV agreed to assist the Company in attempting to obtain additional working capital and to provide business counseling and other consulting services in connection with the Company's operations. In January 1995, the Company closed the sale and leaseback of a majority of its trailer fleet to Transport International Pool, Inc. The Company was assisted in the negotiation of this transaction by RBCV, and in connection with such services the Company paid to RBCV a fee of $100,000 in January 1995 as provided for in the consulting agreement. In addition, the consulting agreement provides for the payment by the Company of consulting fees to RBCV in the amount of $25,000 per month commencing in February 1995. The consulting agreement will expire on September 23, 1997 and may be terminated by the Company upon the occurrence of specified events. Roger B. Collins, a former director of the Company, is the President and indirect beneficial owner of 100% of the outstanding shares of RBCV.

         In connection with the execution of the consulting agreement with RBCV in September 1994, the Company granted to Mr. Collins nonqualified options to purchase 195,500 shares of Common Stock of the Company at an exercise price of $7.00 per share. The option may not be exercised until both of the following conditions precedent are satisfied: (i) the Company must complete a financing transaction meeting certain criteria; and (ii) the average of the highest bid price of the Common Stock as reported on the National Association of Securities Dealers, Inc. Automated Quotation System for each of any five consecutive trading days must exceed $10.00 per share. The former condition was satisfied by the sale and leaseback described above. As of the date hereof, the latter condition had not been satisfied and, as a result, the options were not exercisable as of such date. If not previously exercised, the options will expire in September 2004. The Company has also granted certain registration rights with respect to shares purchased upon exercise of the options. Nonqualified options to purchase an additional 34,500 shares of the Company's Common Stock were granted on identical terms to another officer of RBCV.

         See "Executive Compensation - Compensation Committee Interlocks and Insider Participation" for information concerning additional transactions between the Company and certain directors.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FREYMILLER TRUCKING, INC.


                                   By:    /s/ Richard E. Kuehn
                                          Richard E. Kuehn,
                                          Executive Vice President - Finance and
                                          Chief Financial Officer



Date:  April 28, 1995