Form 10-Q
period 1995-03-31
FREYMILLER TRUCKING INC
filed 1995-05-15
CIK 811213

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                F O R M   10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 TO 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         __________.


                         COMMISSION FILE NUMBER 015503.


                            FREYMILLER TRUCKING, INC.
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           INDIANA                                         62-1307586
- - --------------------------------                --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                  Number)

  8621 NORTH ROCKWELL, OKLAHOMA CITY, OKLAHOMA                73132
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (405) 720-6555.

- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (2) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                         Yes     X         No
                                ---           ---

Registrant has only one class of common stock, of which 2,425,000 shares were outstanding as of March 31, 1995.

                           FREYMILLER TRUCKING, INC.

                                 MARCH 31, 1995

                                   I N D E X





PART I.              FINANCIAL INFORMATION                                                        PAGE NUMBER
                                                                                                  -----------
ITEM 1.              FINANCIAL STATEMENTS

                     BALANCE SHEETS AT MARCH 31, 1995
                     AND DECEMBER 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                     STATEMENTS OF OPERATIONS FOR THE THREE
                     MONTHS ENDED MARCH 31, 1995 AND 1994   . . . . . . . . . . . . . . . . . . . .   5

                     STATEMENTS OF CASH FLOWS FOR THE THREE
                     MONTHS ENDED MARCH 31, 1995 AND 1994   . . . . . . . . . . . . . . . . . . . .   6

                     NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . .   7



ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9


PART II.             OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . .  15


                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                           FREYMILLER TRUCKING, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994


    ASSETS                                                            1995                      1994
    ------                                                            ----                      ----
                                                                  (UNAUDITED)
Current assets:
    Receivables
         Freight services, net                                 $   9,807,000             $  9,848,000
         Equipment sales, net                                      1,562,000                2,620,000
         Other                                                       563,000                  686,000
                                                               -------------             ------------
                                                                  11,932,000               13,154,000

    Inventories                                                      459,000                  433,000
    Tires                                                          3,086,000                3,293,000
    Prepaid expenses and deposits:
         Insurance                                                   235,000                  356,000
         Licenses                                                  1,010,000                   42,000
         Security deposits                                           334,000                  283,000
         Other                                                       739,000                  430,000
                                                               -------------             ------------
                                                                   2,318,000                1,111,000
                                                               -------------             ------------

    Other current assets                                             296,000                  270,000

    Total current assets                                          18,091,000               18,261,000

Property and equipment:
    Land and improvements                                             11,000                   11,000
    Building and improvements                                        263,000                  287,000
    Revenue equipment                                             36,617,000               42,749,000
    Furniture and fixtures                                         1,602,000                1,602,000
    Other equipment                                                2,288,000                2,404,000
                                                               -------------             ------------
                                                                  40,781,000               47,053,000

Less accumulated depreciation
    and amortization                                             (14,422,000)             (16,135,000)
                                                               -------------             ------------
                                                                  26,359,000               30,918,000

Other                                                              7,260,000                5,815,000
                                                               -------------             ------------

                                                               $  51,710,000             $ 54,994,000
                                                               =============             ============



                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994


LIABILITIES AND SHAREHOLDERS' EQUITY                                  1995                  1994
- - ------------------------------------                                  ----                  ----
                                                                   (UNAUDITED)
Current liabilities:
    Cash overdraft                                               $ 1,113,000             $  1,521,000
    Accounts payable                                               5,792,000                5,234,000
    Short-term note payable                                        5,487,000                5,555,000
    Current portion of long-term
         debt                                                      9,514,000                8,550,000
    Current portion of capital
         lease obligation                                            196,000                  165,000
    Accrued liabilities:
         Employee compensation and
           amounts due owner operators                             1,377,000                1,207,000
         Insurance costs                                           3,468,000                2,995,000
         Other                                                       898,000                1,083,000
                                                                 -----------             ------------

                                                                   5,743,000                5,285,000
                                                                 -----------             ------------

    Total current liabilities                                     27,845,000               26,310,000

Long-term debt                                                    19,383,000               21,741,000
Capital lease obligation                                             160,000                  205,000
Deferred gain on sale of
    property and equipment                                         1,581,000                1,368,000
Accrued insurance costs                                            2,550,000                2,550,000

Shareholder's equity:

    Common stock $.01 par value;
     10,000,000 shares authorized,
     2,514,500 shares issued and
     outstanding                                                      25,000                   25,000
    Additional paid-in capital                                     8,997,000                8,997,000
    Retained deficit                                              (8,432,000)              (6,061,000)
                                                                 -----------             ------------
                                                                     590,000                2,961,000

    Less treasury stock of 89,500
    and 25,000 shares of common
    stock, at cost, respectively                                    (399,000)                (141,000)
                                                                 -----------             ------------


         Total shareholders' equity                                  191,000                2,820,000
                                                                 -----------             ------------

                                                                 $51,710,000             $ 54,994,000
                                                                 ===========             ============

                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31
                                                                      1995                    1994
                                                                      ----                    ----
Operating revenue                                               $  23,232,000            $   24,197,000

Operating expenses:
    Salaries, wages and benefits                                    8,458,000                 8,273,000
    Purchased transportation                                        3,507,000                 1,413,000
    Fuel                                                            3,349,000                 4,349,000
    Supplies and maintenance                                        3,516,000                 2,924,000
    Operating leases                                                1,754,000                 1,387,000
    Depreciation and amortization                                   1,317,000                 1,811,000
    Taxes and licenses                                                752,000                   784,000
    Insurance and claims                                            1,573,000                 1,138,000
    Communications and utilities                                      302,000                   294,000
    (Gain) loss on disposition
       of assets                                                     (902,000)                 (101,000)
    Other                                                           1,047,000                   829,000
                                                                -------------            --------------
                                                                   24,673,000                23,101,000
                                                                -------------            --------------

    Operating (loss) income                                        (1,441,000)                1,096,000

Nonoperating income (expense):
    Interest expense                                                 (912,000)                 (934,000)
    Interest income                                                    93,000                         -
                                                                -------------            --------------
                                                                     (819,000)                 (934,000)
                                                                -------------            --------------

(Loss) income before provision
  for income taxes                                                 (2,260,000)                  162,000
Provision for income taxes                                            111,000                    64,000
                                                                -------------            --------------

Net (loss)income                                                $  (2,371,000)           $       98,000
                                                                =============            ==============

Net(loss)income per share                                       $        (.97)           $          .04
                                                                =============            ==============

Weighted average number of
    shares of common stock
    outstanding                                                     2,446,500                 2,489,500




                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (UNAUDITED)

                                                                                 1995                 1994
                                                                                 ----                 ----
Cash flows from operating activities:

  Net(loss)income                                                          (2,371,000)          $   98,000
  Adjustments to reconcile net(loss)
   income to net cash (used) provided
   by operating activities:
    Depreciation and amortization                                           1,317,000            1,811,000
    Provision for deferred taxes                                                    -               63,000
    (Gain) on sales of assets                                                (902,000)            (101,000)
    Decrease (increase) in freight
     services and other receivables                                           164,000             (594,000)
    Decrease (increase) in inventories
      and tires                                                               181,000             (180,000)
    Increase in prepaid expenses                                           (1,207,000)            (950,000)
    (Increase) decrease in other
      assets                                                               (1,445,000)              62,000
    Increase (decrease) in accounts
      payable                                                                 558,000             (121,000)
    Increase (decrease) in accrued
      liabilities                                                             458,000             (166,000)
                                                                          -----------           ----------

Net cash (used) by operating
    activities                                                             (3,247,000)             (78,000)

Cash flows from investing activities:
  Proceeds from disposition of
    property and equipment                                                  5,426,000              416,000
  Purchase of property and equipment                                          (37,000)             (43,000)
                                                                          -----------           ----------

Net cash provided by investing activities                                   5,389,000              373,000

Cash flows from financing activities:
  (Decrease)increase in cash
    overdraft                                                                (408,000)             944,000
  Net (repayments)borrowings under
    short-term note payable                                                   (68,000)             863,000
  Proceeds from long-term borrowings                                                -              448,000
  Purchase of treasury stock                                                 (258,000)                   -
  Principal payments on long-term debt
    and capital leasing obligations                                        (1,408,000)          (2,550,000)
                                                                          -----------           ----------

  Net cash used by financing
    activities                                                             (2,142,000)            (295,000)
  Net increase in cash                                                              -                    -
  Cash at beginning of period                                                       -                    -
                                                                          -----------           ----------
Cash at March 31                                                          $         -           $        -
                                                                          ===========           ==========

                             See Accompanying Notes

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994


1. The accompanying financial statements have not been audited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements and footnotes thereto be read in conjunction with the financial statements and footnotes included in the Company's December 31, 1994 Form 10-K. The Company believes the financial statements for the three month period ended March 31, 1995 and 1994 include all adjustments (which include only normal recurring adjustments) necessary for fair presentation. Results for the three month period may not be indicative of the results of the entire year.

2. On April 20, 1995, the Company filed a voluntary petition in the United States Bankruptcy Court for the Western District of Oklahoma (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business and property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. Pursuant to provisions of the Bankruptcy Code, the commencement or continuation of any judicial, administrative or other proceedings against the Company operating as a debtor in possession relating to events occurring prior to April 20, 1995 was automatically stayed.

         The financial statements contained herein have been prepared in accordance with generally accepted principles applicable to a going concern and do not purport to reflect or to provide for all the consequences of the ongoing Chapter 11 reorganization case. Specifically, the financial statements do not present the amount which will ultimately be paid with respect to claims and interests allowed in the Chapter 11 reorganization case or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                  (CONTINUED)

2.       (Continued)

         Because of the ongoing nature of the reorganization case, the financial statements contained herein are subject to material uncertainties, the outcome of which is not presently determinable.
         The financial statements contained herein may not be indicative of the results of future operations or financial position.


         Pursuant to provisions of the Bankruptcy Code, liabilities arising prior to the filing of the petition under Chapter 11 of the Bankruptcy Code may not be paid without prior approval of the Bankruptcy Court. Certain pre- petition liabilities have subsequently been paid by the Company with the prior approval of the Bankruptcy Court. These amounts included payments to foreign vendors and governmental agencies; pension plans; wages, salaries, insurance benefits and expense claims of returning employees; and certain insurance claims of nonreturning employees. The Company has begun to formulate a plan of reorganization in connection with the bankruptcy proceedings. This plan, among other things, will include a strategy for down-sizing the Company.


3. The Company had an agreement with a bank expiring January 31, 1996 ("the Agreement") providing for borrowings up to the lesser of 90% of eligible accounts receivable or $10,000,000. The Agreement included a working capital line of credit with maximum borrowings of $7,000,000 and standby letters of credit up to $3,000,000, was secured by accounts receivable and certain other collateral and bore interest at the bank's prime rate plus five percent.

         The Agreement, among other things, required the Company to achieve certain operating results, maintain certain financial ratios, placed certain restrictions on the acquisition and disposition of assets, limited additional indebtedness and prohibited the payment of cash dividends. The Company was in default of its covenants under the Agreement and no additional borrowings or letters of credit are available under the Agreement.

         In connection with the Company's efforts to reorganize under Chapter 11 of the U.S. Bankruptcy Code, negotiations were undertaken to arrange debtor-in-possession ("DIP") financing with the bank.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                  (CONTINUED)

3.       (Continued)

         As of the date of this filing such negotiations are continuing. If "DIP" financing is not ultimately arranged, the Company intends to reach an agreement with the bank in which the Company will be allowed to use all cash in its ongoing operations while providing for adequate collateral protection for the bank's pre-petition outstanding loan balance to the Company. Such an agreement must be approved by the Court as a cash collateral order. The Company's management believes that a cash collateral order would provide at least as much current working capital and ongoing flexibility as a "DIP" financing arrangement. The bank's pre-petition outstanding loan balance to the Company is approximately $7,616,000 of which $2,025,000 is unfunded stand-by letters of credit issued under the Company's self-insurance programs for auto liability and worker's compensation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Operating revenue for the first quarter of 1995 decreased 4% from the first quarter of 1994. The decline in revenue was primarily the result of a 4% reduction in the Company's total tractor fleet when compared to the first quarter of 1994, coupled with a decrease in the Company's overall rate per mile. This decline was somewhat offset by higher equipment utilization levels in the first quarter of 1995 compared to the same 1994 period. Average revenues per mile decreased from $1.10 in the first quarter of 1994 to $1.08 in the first quarter of 1995. The decreased rates were primarily attributable to a higher percentage of freight being hauled for transportation brokers. Brokered freight generally carries a lower revenue rate per mile to cover the broker's commission. The Company's increased utilization of brokered freight reflects the Company's efforts to offset reduced overall shipping volumes of non-brokered freight during the first quarter of 1995. Equipment utilization, however, increased from 455 miles per day per truck in the first quarter of 1994 to 459 miles per day per truck in the first quarter of 1995. This increase in utilization was primarily attributable to the Company having an adequate number of drivers in all of its equipment during the first quarter of 1995.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                  (CONTINUED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS (CONTINUED)

The Company incurred a net operating loss equal to 6.2% of revenues in the first quarter of 1995 compared to operating income of 4.5% of revenues in the first quarter of 1994. This decrease was primarily the result of higher supplies and maintenance costs; higher salaries, wages and benefits expense; and less favorable loss experience with respect to claims under the Company's self-insurance programs as compared to the first quarter of 1994. The effect of these increased costs was compounded by the lower margins related to the lower revenue rates per mile in the first quarter of 1995.

Salaries, wages and benefits increased from 34.7% of revenues in the first quarter of 1994 to 36.4% of revenues in the first quarter of 1995. This increase was primarily attributable to the impact of a driver wage increase implemented in the fourth quarter of 1994 in response to an industry wide driver shortage. In addition, claims under the Company's self-insured medical program increased approximately 32.3% from the first quarter of 1994 to the first quarter of 1995.

Purchased transportation expense, which represents lease payments to owner/operators, increased from 5.8% of revenues in the first quarter of 1994 to 15.1% of revenues in the first quarter of 1995. The Company expanded its owner/operator fleet from 8.2% of the total fleet in the first quarter of 1994 to 43.9% of the total fleet in the first quarter of 1995. Owner/operators are paid on a per mile basis. First quarter 1995 total owner/operator miles were up 3,720,000 miles or 207.6% over the first quarter of 1994. The Company intends to continue to expand its owner/operator fleet as part of the Company's effort to reduce its capital requirements (owner/operators own their tractors) and to maintain lower relative equipment debt levels.

The Company's fuel expense decreased from 18.0% of revenues in the first quarter of 1994 to 14.4% of revenues in the first quarter of 1995. This decrease was primarily due to the higher percentage of the fleet being represented by owner/operators who pay for their own fuel as discussed above. Additionally, the Company was successful in reducing unaccounted miles by approximately 6% in the first quarter of 1995 compared to the same 1994 quarter.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                  (CONTINUED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS (CONTINUED)

Supplies and maintenance costs increased from 12.1% of revenues in the first quarter of 1994 to 15.1% of revenues in the first quarter of 1995. This increase was primarily the result of the Company's decision to suspend its two year tractor replacement program. The Company currently runs its tractors for 500,000 miles versus a former target of 350,000 miles. The Company initially believed that the savings to be obtained from lower debt service requirements would more than offset the increase in the maintenance expense over a two to three year period. However, the maintenance expense in older equipment has escalated at a more rapid pace than anticipated by management.

Insurance and claims expense increased from 4.7% of revenues in the first quarter of 1994 to 6.8% of revenues in the first quarter of 1995. This increase was primarily attributable to a less favorable loss experience with respect to the Company's self-insurance programs in the first quarter of 1995 compared to the same 1994 period.

Other expenses increased from 3.4% of revenues in the first quarter of 1994 to 4.5% of revenues in the first quarter of 1995. This increase was primarily the result of an increase in costs incurred to recruit drivers and a slight increase in reserves for bad debt expense related to customer receivables.

Operating leases, depreciation and amortization and communications and utilities remained relatively consistent as a percentage of revenues in 1995 compared to the first quarter of 1994.

Interest expense also remained consistent at 3.9% of revenues for the first quarter of 1995 despite the Company reducing its average outstanding debt by approximately $6,000,000 from the first quarter of 1994 to the first quarter of 1995. The interest savings related to a lower average outstanding debt balance was largely offset by a higher average interest rate being charged on the Company's working capital line of credit.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had outstanding installment obligations secured by equipment totaling $26,755,000 bearing interest at 5.025% to 12.5% and maturing at various dates through 1999. The Company also has a mortgage loan secured by real estate with an outstanding balance of $1,551,000 bearing interest at 11.10% and maturing in 1995. The Company has $591,000 in miscellaneous installment obligations at various interest rates maturing in 1995. In addition, the Company has certain of its computer equipment under a capital lease arrangement. At March 31, 1995, the capital lease obligation totaled $356,000. The total term debt outstanding, including the capital lease obligation, was $29,253,000 at March 31, 1995, of which $9,710,000 was classified as current maturities due within one year. As a result of the bankruptcy petition discussed elsewhere herein, the Company has suspended payments and is in default on all of these installment obligations.

In addition to its equipment financing, the Company had a line of credit agreement with a bank("the Agreement"), secured by the Company's accounts receivable and certain other collateral, for maximum borrowings of $10,000,000 bearing interest at the lender's prime rate plus five percent (currently 14.00%) and expiring on January 31, 1996. This facility provided a $7,000,000 working capital line of credit and standby letters of credit up to $3,000,000.

The Agreement, among other things, required the Company to achieve certain operating results, maintain certain financial ratios, placed certain restrictions on the acquisition and disposition of assets, limited additional indebtedness and prohibited the payment of cash dividends. The Company was in default of its covenants under the Agreement and no additional borrowings or letters of credit are available under the Agreement.

The Company has experienced operating and net losses in each of the last four years. In the first quarter of 1995, the Company incurred an operating loss of $1,441,000 and a net loss of $2,371,000. These losses resulted in a negative cash flow from operations of $3,247,000. Proceeds from the disposition of property and equipment totaled $5,426,000 of which $1,408,000 was used to make principal payments on long-term debt and capital lease obligations. An additional $258,000 was used to purchase treasury stock during the quarter.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

On April 20, 1995, the Company filed a voluntary petition in the United States Bankruptcy Court for the Western District of Oklahoma (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the Bankruptcy Code. In connection with the Company's efforts to reorganize, negotiations were undertaken to arrange debtor-in-possession ("DIP") financing with the bank.

As of the date of this filing such negotiations are continuing. If "DIP" financing is not ultimately arranged, the Company intends to reach an agreement with the bank in which the Company will be allowed to use all cash in its ongoing operations while providing for adequate collateral protection for the bank's pre-petition outstanding loan balance to the Company. Such an agreement must be approved by the Court as a cash collateral order. The Company's management believes that a cash collateral order would provide at least as much current working capital and ongoing flexibility as a "DIP" financing arrangement. The bank's pre-petition outstanding loan balance to the Company is approximately $7,616,000 of which $2,025,000 is unfunded stand-by letters of credit issued under the Company's self-insurance programs for auto liability and worker's compensation.

The Company has begun to formulate a plan of reorganization in connection with the filing of the petition under Chapter 11 of the Bankruptcy Code. Pursuant to provisions of the Bankruptcy Code, pre-petition payment obligations have been suspended while post-petition payment obligations are required to be met on an ongoing basis. To address these obligations, the plan of reorganization will include, among other things, a strategy for down-sizing the Company. The success of the plan will depend on the Company's ability to maintain a sufficient market position and good relationships with customers, vendors and employees while implementing the down-sizing strategy.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As reported in the Company's Current Report on Form 8-K dated as of April 20, 1995 and as discussed elsewhere herein, the Company filed on April 20, 1995 a voluntary petition in the United States Bankruptcy Court for the Western District of Oklahoma (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business and property as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. Pursuant to provisions of the Bankruptcy Code, the commencement or continuation of any judicial, administrative or other proceedings against the Company operating as a debtor in possession relating to events occurring prior to April 20, 1995 were automatically stayed.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As discussed elsewhere herein, the Company had a line of credit agreement with a bank ("the Agreement"), secured by the Company's accounts receivable and certain other collateral, for a maximum borrowings of $10,000,000 consisting of a $7,000,000 working capital line of credit and standby letters of credit up to $3,000,000. The Company's pre-petition outstanding loan balance under the Agreement was approximately $7,616,000 of which $2,025,000 was unfunded stand-by letters of credit issued under the Company self-insurance program for auto liability and workers' compensation.

The Company was in default under certain of its covenants in connection with the Agreement, and no additional borrowings or letters of credit are available under the Agreement. For more information concerning negotiations with the bank relating to the Company's compliance with its covenants under the Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 3 of Notes to the Financial Statement of the Company.

The Company also has outstanding secured term debt, including capital lease obligations, totaling approximately $29,208,000 and significant pre-petition unsecured obligations. As a result of the bankruptcy, the Company has suspended payment on the pre-petition obligations and is in default.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    The following exhibit is filed as part of this Quarterly Report of Form
    10-Q:

    No.                                                             Description
    27.1                                                       Financial Data Schedule


(b) Reports on Form 8-K.

    During the quarter ended March 31, 1995, the Company filed two Current Reports on Form 8-K.

    A Current Report on Form 8-K dated as of January 4, 1995 was filed to report the closing of certain equipment sale and equipment sale/leaseback transactions, the restructuring of certain terms of the Company's bank credit facility, and certain other transactions in connection with a consulting agreement.

    A Current Report on Form 8-K dated as of January 17, 1995 was filed to report certain changes in the composition of the Company's management.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FREYMILLER TRUCKING, INC.





                                BY: /s/ DON H. FREYMILLER
                                    ---------------------
                                    DON H. FREYMILLER
                                    PRESIDENT
                                    AND CHIEF EXECUTIVE OFFICER



                                BY: /s/ RICHARD E. KUEHN
                                    --------------------
                                    RICHARD E. KUEHN
                                    EXECUTIVE VICE PRESIDENT
                                    AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX



NO.                        DESCRIPTION
- - ---                        -----------
27.1                      Financial Data Schedule