Form 10-Q
period 1995-06-30
FREYMILLER TRUCKING INC
filed 1995-08-21
CIK 811213

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                               F O R M   10 - Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE   SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 TO 15 (D) OF THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


                        COMMISSION FILE NUMBER 015503.


                          FREYMILLER TRUCKING, INC.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           INDIANA                                           62-1307586
- -------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                    Number)

8621 NORTH ROCKWELL, OKLAHOMA CITY, OKLAHOMA                            73132
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (405) 720-6555.
                                                   ---------------

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Since April 20, 1995, Freymiller Trucking, Inc. has been operating under Bankruptcy Court protection pursuant to Chapter 11 of the Federal Bankruptcy Code.

Indicate by check mark whether the registrant (2) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                         Yes     X         No
                             ---------        ---------

Registrant has only one class of common stock, of which 2,425,000 shares were outstanding as of June 30, 1995.

                          FREYMILLER TRUCKING, INC.

                                JUNE 30, 1995

                                  I N D E X





PART I.              FINANCIAL INFORMATION                                                        PAGE NUMBER
                                                                                                  -----------
ITEM 1.              FINANCIAL STATEMENTS

                     BALANCE SHEETS AT JUNE 30, 1995
                     AND DECEMBER 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                     STATEMENTS OF OPERATIONS FOR THE THREE
                     MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 1995
                     AND 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                     STATEMENTS OF CASH FLOWS FOR THE SIX
                     MONTHS ENDED JUNE 30, 1995 AND 1994  . . . . . . . . . . . . . . . . . . . . .   7

                     NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . .   9

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

PART II.             OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . .   19

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . .   20

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                           FREYMILLER TRUCKING, INC.
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994


    ASSETS                                                            1995                      1994
    ------                                                            ----                      ----
                                                                  (UNAUDITED)
Current assets:
    Cash                                                         $   536,000              $         -
    Receivables:
         Freight services, net                                     6,446,000                9,848,000
         Equipment sales, net                                      2,168,000                2,620,000
         Other                                                       498,000                  686,000
                                                                 -----------             ------------
                                                                   9,112,000               13,154,000

    Inventories                                                      419,000                  433,000
    Tires                                                          1,300,000                3,293,000
    Prepaid expenses and deposits:
         Insurance                                                    97,000                  356,000
         Licenses                                                    394,000                   42,000
         Security deposits                                           508,000                  283,000
         Other                                                       394,000                  430,000
                                                                 -----------             ------------
                                                                   1,393,000                1,111,000
                                                                 -----------             ------------

    Other current assets                                             291,000                  270,000

    Total current assets                                          13,051,000               18,261,000

Property and equipment:
    Land and improvements                                             11,000                   11,000
    Building and improvements                                        263,000                  287,000
    Revenue equipment                                             17,691,000               42,749,000
    Furniture and fixtures                                         1,602,000                1,602,000
    Other equipment                                                2,297,000                2,404,000
                                                                 -----------             ------------
                                                                  21,864,000               47,053,000

Less accumulated depreciation
    and amortization                                              (7,164,000)             (16,135,000)
                                                                 -----------             ------------
                                                                  14,700,000               30,918,000

Other                                                              7,525,000                5,815,000
                                                                 -----------             ------------

                                                                 $35,276,000             $ 54,994,000
                                                                 ===========             ============

                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994

LIABILITIES AND SHAREHOLDERS' EQUITY                                 1995                    1994
- ------------------------------------                                 ----                    ----
                                                                  (UNAUDITED)
Liabilities Not Subject to Compromise
    Current liabilities:
    Cash overdraft                                               $          -             $  1,521,000
    Accounts payable                                                1,890,000                5,234,000
    Short-term note payable(Note 2)                                 2,794,000                5,555,000
    Current portion of long-term
         debt (Note 2)                                                955,000               30,291,000
    Current portion of capital
         lease obligation (Note 2)                                         -                   370,000
    Accrued liabilities:
         Employee compensation and
           amounts due owner operators                                964,000                1,207,000
         Insurance costs                                              489,000                2,995,000
         Other                                                        327,000                1,083,000
                                                                 ------------             ------------

                                                                    1,780,000                5,285,000
                                                                 ------------             ------------

    Total current liabilities                                       7,419,000               48,256,000

    Deferred gain on sale of
         property and equipment                                     1,276,000                1,368,000
    Accrued insurance costs                                                -                 2,550,000

Liabilities Subject to Compromise                                  32,789,000 (a)                    -
                                                                 ------------             ------------
Total liabilities                                                  41,484,000               52,174,000

Shareholder's equity:

    Common stock $.01 par value;
     10,000,000 shares authorized,
     2,514,500 shares issued and
     outstanding                                                       25,000                   25,000
    Additional paid-in capital                                      8,997,000                8,997,000
    Retained deficit                                              (14,831,000)              (6,061,000)
                                                                 ------------             ------------
                                                                   (5,809,000)               2,961,000

    Less treasury stock of 89,500
    and 25,000 shares of common
    stock, at cost, respectively                                     (399,000)                (141,000)
                                                                 ------------             ------------

Total shareholders'(deficit)equity                                 (6,208,000)               2,820,000
                                                                 ------------             ------------

                                                                 $ 35,276,000             $ 54,994,000
                                                                 ============             ============

                           - Continued on Next Page -

                           FREYMILLER TRUCKING, INC.
                                 BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994


(a) Liabilities subject to compromise consist of the following:

                                                                                              1995
                                                                                              ----
                                                                                           (UNAUDITED)
    Accounts payable                                                                      $  8,270,000
    Current portion of long-term
      debt (Note 2)                                                                         18,056,000
    Current portion of capital lease
         obligation (Note 2)                                                                   314,000
    Accrued liabilities
         Employee compensation and amounts
           due owner/operators                                                                 113,000
         Insurance costs                                                                     5,418,000
         Other                                                                                 618,000
                                                                                          ------------

                                                                                          $ 32,789,000
                                                                                          ============

                            See accompanying notes.




Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by Freymiller Trucking, Inc. on April 20, 1995.

                           FREYMILLER TRUCKING, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           (In thousands, except per share amounts)
                                                     Three Months Ended                 Six Months Ended
                                                           June 30                            June 30
                                                     1995             1994             1995             1994
                                                     ----             ----             ----             ----
Operating revenue:
  Freight services                                $ 18,688         $ 25,005         $ 41,920         $ 49,202
Operating expenses:
  Salaries,wages & benefits                          6,483            8,730           14,941           17,003
  Purchase transportation                            4,326            1,565            7,833            2,978
  Fuel                                               2,289            4,261            5,638            8,610
  Supplies & maintenance                             2,660            3,330            6,176            6,254
  Operating leases                                   2,142            1,316            3,896            2,703
  Depreciation & amortization                          927            1,880            2,244            3,691
  Taxes & licenses                                     662              702            1,414            1,486
  Insurance & claims                                   892            1,573            2,465            2,711
  Communications & utilities                           341              380              643              674
  (Gain) loss disposition of
 assets                                               (125)             (91)          (1,027)            (192)
  Other                                                827              934            1,874            1,763
                                                 ---------         --------         --------         --------
                                                    21,424           24,580           46,097           47,681
                                                 ---------         --------         --------         --------

Operating (loss) income                             (2,736)             425           (4,177)           1,521
Nonoperating income(expense):
  Interest expense                                    (616)          (1,018)          (1,528)          (1,952)
  Interest income                                      168                -              261                -
                                                 ---------         --------         --------         --------
                                                      (448)          (1,018)          (1,267)          (1,952)
Loss before reorganization
 expense and provision(benefit)
 for income taxes                                   (3,184)            (593)          (5,444)            (431)
Reorganization expense
      (Note 1)                                      (3,215)               -           (3,215)               -
                                                 ---------                          --------
Loss before provision
  (benefit) for income taxes                        (6,399)            (593)          (8,659)            (431)
Provision(benefit)for
  income taxes                                           -             (289)             111             (225)
                                                 ---------         --------         --------         --------

Net Loss                                         $  (6,399)        $   (304)        $ (8,770)        $   (206)
                                                 =========         ========         ========         ========

Net loss per share                               $   (2.64)        $   (.12)        $  (3.60)        $   (.08)
                                                 =========         ========         ========         ========

Weighted average number of
  shares of common
  outstanding                                        2,425            2,490            2,436            2,490
                                                 =========         ========         ========         ========

                            See accompanying notes.

Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by Freymiller Trucking, Inc. on April 20, 1995.

                           FREYMILLER TRUCKING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                             1995                 1994
                                                                             ----                 ----
Cash flows from operating activities:

  Net(loss)income                                                        $ (9,078,000)          $ (206,000)
  Adjustments to reconcile net(loss)
   income to net cash (used) provided
   by operating activities:
    Depreciation and amortization                                           2,244,000            3,689,000
    Benefit for deferred taxes                                                      -             (129,000)
    (Gain) on sales of assets                                              (1,027,000)            (192,000)
    Loss on assets sold in connection
         with Chapter 11 proceeding                                           510,000                    -
    Decrease (increase) in freight
     services and other receivables                                         3,590,000           (1,200,000)
    Decrease (increase) in inventories
      and tires                                                             2,007,000             (304,000)
    Increase in prepaid expenses                                              (64,000)            (357,000)
    Increase in prepaid professional
      fees in connection with Chapter
      11 proceeding                                                          (218,000)                   -
    (Increase) decrease in other
      assets                                                               (1,710,000)            (179,000)
    Increase in accounts payable                                            4,926,000              481,000
    Increase (decrease) in accrued
      liabilities                                                             338,000              246,000
    Increase in accrued liabilities for
      professional fees incurred in connection
      with Chapter 11 proceeding                                               64,000                    -
                                                                         ------------           ----------

  Net cash provided by operating
    activities                                                              1,582,000            1,849,000

Cash flows from investing activities:

  Proceeds from disposition of
    property and equipment                                                  5,046,000            2,028,000
  Proceeds for assets sold in connection
    with Chapter 11 proceeding                                              9,830,000                    -
  Purchase of property and equipment                                          (46,000)             (61,000)
                                                                         ------------           ----------

Net cash provided by investing activities                                  14,830,000            1,967,000

                            Continued on Next Page.

                           FREYMILLER TRUCKING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                              1995                 1994
                                                                              ----                 ----
Cash flows from financing activities:

  (Decrease)increase in cash
    overdraft                                                              (1,521,000)              78,000
  Borrowings under short-term
    note payable                                                           37,863,000           51,664,000
  Repayments under short-term note
    payable                                                               (40,624,000)         (50,503,000)
  Proceeds from long-term borrowings                                                -              448,000
  Purchase of treasury stock                                                 (258,000)                   -
  Principal payments on long-term debt
    and capital leasing obligations                                       (11,336,000)          (5,503,000)
                                                                          -----------          -----------

  Net cash used by financing
    activities                                                            (15,876,000)          (3,816,000)

  Net increase in cash                                                        536,000                    -
  Cash at beginning of period                                                       -                    -
                                                                          -----------          -----------
Cash at June 30                                                           $   536,000          $         -
                                                                          ===========          ===========

                            See Accompanying Notes.


Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by Freymiller Trucking, Inc. on April 20, 1995.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1994


1. On April 20, 1995, the Company filed a voluntary petition in the United States Bankruptcy Court for the Western District of Oklahoma (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. Pursuant to provisions of the Bankruptcy Code, the commencement or continuation of any judicial, administrative or other proceedings against the Company relating to events occurring prior to April 20, 1995 are generally automatically stayed. Certain claims against the Company in existence prior to the filing of the bankruptcy petition are reflected in the June 30, 1995 balance sheet as "liabilities subject to compromise".

         The financial statements contained herein have been prepared in accordance with generally accepted principles applicable to a going concern and do not purport to reflect or to provide for all the consequences of the ongoing Chapter 11 reorganization case. Specifically, the financial statements do not present the amount which will ultimately be paid with respect to claims and interests allowed in the Chapter 11 reorganization case or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization. As a result of reorganization proceedings under Chapter 11, the Company may take, or be required to take, actions which may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the financial statements. The appropriateness of continuing to present financial statements on a going concern basis is dependent upon, among other things, the terms of the ultimate plan of reorganization and the Company's ability to generate sufficient cash from operations and financing sources to meet its obligations.

         The accompanying financial statements have not been audited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements and footnotes thereto be read in conjunction with the financial statements and footnotes included in the Company's December 31, 1994 Form 10-K. The Company believes the financial statements for the three and six month periods ended June 30, 1995 and 1994 include
         all adjustments (which include normal recurring  adjustments   and
         adjustments related to the

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994

1.  (Continued)

         downsizing of the Company discussed below) necessary for fair presentation. Results for the six month period may not be indicative of the results of the entire year.

         Because of the ongoing nature of the reorganization case, the financial statements contained herein are subject to material uncertainties, the outcome of which is not presently determinable.
         The financial statements contained herein may not be indicative of the results of future operations or financial position.

         Pursuant to provisions of the Bankruptcy Code, liabilities arising prior to the filing of the petition under Chapter 11 of the Bankruptcy Code may not be paid without prior approval of the Bankruptcy Court. Certain pre- petition liabilities have subsequently been paid by the Company with the prior approval of the Bankruptcy Court. These amounts included payments to foreign vendors and governmental agencies; pension plans; wages, salaries, insurance benefits and expense claims of returning employees; certain insurance claims of non- returning employees; and adequate protection payments to certain secured creditors. The Company is developing a plan of reorganization in connection with the bankruptcy proceedings.

         The Company began to reorganize during the second quarter of 1995 by downsizing its operations. Accordingly, certain assets which have no value in the ongoing operations were written off and various losses and costs were incurred as a direct result of the downsizing. These charges have been classified as reorganization expense under non-operating expense on the Company's statements of operations for the three month and six month periods ended June 30, 1995. Components of reorganization expense included assets written off of $428,000, tires and permits of $2,169,000, losses on asset sales of $510,000 and professional fees and other costs of $108,000 for the three and six months periods ended June 30, 1995.

2. Prior to the bankruptcy proceedings, the Company had an agreement with a bank expiring January 31, 1996 ("the Agreement") providing for borrowings up to the lesser of 90% of eligible accounts receivable or $10,000,000. The Agreement included a working capital line of credit with maximum borrowings of $7,000,000 and standby letters of credit up to

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994


2.  (Continued)

         $3,000,000, was secured by accounts receivable and certain other collateral and bore interest at the bank's prime rate plus five percent.

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

         In connection with it's proceedings under Chapter 11 of the U.S. Bankruptcy Code, debtor-in-possession ("DIP") financing was arranged with the bank. The DIP financing maintains the limits of the Agreement described above while removing many of the covenants, thus removing the defaults. A $600,000 overline was added which is secured by the equity position the Company has established in certain revenue equipment. Interest is incurred at a rate equal to the bank's prime rate plus 2 percent per annum (11.0% at June 30, 1995). Under the DIP financing arrangement, the Company has agreed to submit its plan of reorganization to the Bankruptcy Court by October 31, 1995, with confirmation of the plan to be achieved no later than December 31, 1995. The bank has agreed to extend the financing commitment to the earlier of a date one year from the date the Company emerges from bankruptcy or December 31, 1996.

         At June 30, 1995, the outstanding loan balance under the DIP financing arrangement was approximately $4,729,000, of which $2,025,000 was unfunded stand-by letters of credit issued under the Company's self-insurance programs for auto liability and worker's compensation. An additional $917,000 was available to the Company under the financing.

         At June 30, 1995 and December 31, 1994, the Company also had outstanding secured term debt which totaled $19,011,000 and $30,291,000, respectively, and capital lease obligations which totaled $314,000 and $370,000, respectively. As a result of the bankruptcy, the Company suspended payment on pre-petition obligations and is in default. Accordingly, the total term debt and capital lease obligations have been classified as current liabilities on the accompanying balance sheets. The

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994


2.  (Continued)

         secured term debt has been reduced in bankruptcy through asset sales and adequate protection payments which were approved by the Bankruptcy Court. The Company also began making current payments on its capital lease obligations within sixty (60) days following commencement of the bankruptcy case.

         The Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on certain of its pre-petition debt obligations. Contractual interest of approximately $308,000 has not been recorded as of June 30, 1995, related to these under-secured debt obligations. Interest expense for all other debt obligations has been accrued and expensed for the three and six months ended June 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         As explained in Note 1 to the financial statements as of June 30, 1995 and 1994, the Company filed a voluntary petition in the United States Bankruptcy Court on April 20, 1995 seeking to reorganize under Chapter 11 of the Bankruptcy Code. Subsequently, the Company has downsized the number of its tractors by 40 percent, the number of drivers by 47 percent and the number of non-driver personnel by 40 percent. The magnitude of the downsizing is the dominant factor which affected the Company's results of operations for the second quarter of 1995 and for the six month period ended June 30, 1995.

         The Company has written-off assets which have no value in the ongoing operations and incurred various losses and costs as a direct result of the downsizing. These charges have been classified as reorganization expense under nonoperating expense on the Company's statements of operations for the three month and six month periods ended June 30, 1995.

         Operating revenue for the second quarter of 1995 decreased 25% from the second quarter of 1994. Operating revenue for the six months ended June 30, 1995 decreased 15% from the six months ended June 30, 1994. The decreased revenue was primarily the result of the downsizing of the Company described above. Additionally, the overall rate per mile decreased from $1.11 in the first six months of 1994 to $1.09 in 1995, while equipment utilization increased slightly from 320 miles per day in the first six months of 1994 to 332 miles per day in 1995. These statistics reflect the continuing weak economic conditions that the industry in which the Company operates has been experiencing.

         The Company's operating loss was 14.6% of revenue in the second quarter of 1995 compared to operating income of 1.7% of revenue in the second quarter of 1994. The operating loss for the six months ended June 30, 1995 was 9.96% of revenue compared to operating income of 3.09% for the same period in 1994. Salaries and wages, supplies and maintenance, taxes and licenses, and other operating expenses increased as a percentage of revenue in 1995, while fuel expense decreased. Each of these items is discussed in more detail below.
         The Company's operating results for the second quarter of 1995 were also impacted by a lag in the reduction of costs behind the reduction of revenues experienced during and after the downsizing of the fleet. While revenues declined immediately, extended commitments to vendors and employees delayed the associated cost savings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION (CONTINUED)

         Salaries, wages and benefits remained relatively constant at 34.7% of revenue in the second quarter of 1995 compared to 34.9% of revenue in the second quarter of 1994. Salaries, wages and benefits increased to 35.6% for the first six months of 1995 compared to 34.6% for the same period of 1994. While these changes do not appear significant, salaries, wages and benefits could be expected to decrease as a percentage of revenue because of the increase in purchased transportation. Revenue from purchased transportation for the second quarter and for the first six months of 1995 represented 38.9% and 31.6% of total revenues, respectively, compared to 8.9% and 8.4% for the same periods of 1994.

         Salaries, wages and benefits did not decrease as a percentage of revenue primarily because of three factors: (1) Company drivers were used in approximately 50% of the leased tractors on average in 1995;
         (2) the Company chose to retain its most loyal and experienced drivers during the downsizing of its fleet, thus paying higher average rates and benefits for drivers; and (3) non-driver salaries, wages and benefits remained constant as a percentage of revenue between the periods. Management expects to see improvements in each of these areas in the future. The Company is working to reduce the number of its drivers in tractors leased from outside operators, expects the average pay rate of its driver force to decline through normal turnover of drivers and has made further reductions in its non-driver personnel.

         Supplies and maintenance costs increased from 13.3% of revenues from second quarter 1994 to 14.2% of revenues for the second quarter of 1995. On a year-to-date basis these costs increased from 12.7% in 1994 to 14.7% in 1995. The increase in supplies and maintenance costs is primarily attributable to the aging of the Company's fleet. Since 1993, the Company sought to run tractors 500,000 miles versus a former target of 350,000 miles in order to reduce its debt service requirements. Additionally, although the Company attempted to separate costs associated with its reorganization in bankruptcy to nonoperating expense, a certain amount of maintenance costs associated with trade-in preparation on tractors and trailers is reflected in the supplies and maintenance cost category on the statements of operations for 1995.

         The Company retired all of the 1991 and 1992 tractors and the older trailers from its fleet during the recent downsizing. This significant reduction in the fleet's average age should

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION (CONTINUED)

         have an immediate positive effect on maintenance costs.

         Taxes and licenses expense increased from 2.8% of revenues in the second quarter of 1994 to 3.5% of revenues in the second quarter of 1995. On a year-to-date basis these expenses are up from 3.0% of revenue in 1994 to 3.4% in 1995. These increases were primarily attributable to certain taxes and licensing costs which are fixed as of a certain date each year and do not decline with a decrease in operating miles or fuel costs. These costs will decline in the future with the reduction of the Company's fleet size.

         Insurance and claims expense decreased from 6.3% of revenues in the second quarter of 1994 to 4.8% of revenues in the second quarter of 1995. On a year-to-date basis, insurance and claims expense increased from 5.5% of revenue in 1994 to 5.8% of revenue in 1995. The second quarter decrease was primarily attributable to a favorable resolution to a number of outstanding claims and favorable negotiations related to the Company's insurance premiums. During these negotiations, management was also able to reduce the Company's self-insurance exposure from $300,000 per claim to $2,500 per claim on bodily injury and property damage insurance, and to $5,000 per occurrence on physical damage insurance for the Company's equipment.

         Operating leases increased as a percentage of revenues in 1995 compared to 1994 while depreciation and amortization decreased. These results are attributable to the Company's decision to lease the majority of its trailers which were previously owned. This was accomplished by a sale-leaseback transaction entered into at the end of December, 1994.

         Communications and utilities and other expense also increased as a percentage of revenues in 1995 compared to 1994. These increases are primarily attributable to the fixed nature of many costs in these categories and to continuing commitments entered into prior to the decision to downsize the Company. Management has now curtailed these commitments.

         The Company's fuel expense dropped from 17.0% of revenue in the second quarter of 1994 to 12.25% in the second quarter of 1995. On a year-to-date basis the fuel costs dropped from 17.5% in 1994 to 13.5% in 1995. These decreases were primarily due to a higher percentage of the fleet being represented by owner-operators who pay for their own fuel.In

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS (CONTINUED)

         the first six months of 1995, owner-operator miles were up 8,391,000 or 219% over the first six months of 1994.

         Interest expense decreased to 3.3% of revenues for the second quarter of 1995 from 4.1% of revenues in the second quarter of 1994. On a year-to-date basis, interest expense decreased from 4.0% of revenue in 1994 to 3.7% of revenue in 1995. These decreases were primarily the result of the Company's determination in bankruptcy that there is insufficient collateral to cover the interest portion of scheduled payments on certain of its pre-petition debt obligations. Contractual interest of approximately $308,000 was not recorded as of June 30, 1995, related to these under-secured debt obligations. Had this interest been recorded, interest expense would have increased to 4.9% of revenues and 4.4% of revenues, respectively, for the three and six months ended June 30, 1995, primarily as a result of increased interest rates paid on debt due to the Company being in default.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1995, the Company had outstanding installment obligations secured by equipment totaling $16,886,000 bearing interest at 4.138% to 11.5% and maturing at various dates through 1999. The Company also had a mortgage loan secured by real estate with an outstanding balance of $1,546,000 bearing interest at 11.10% and maturing in 1995. The Company had $579,000 in miscellaneous installment obligations at various interest rates maturing in 1995. In addition, the Company had certain of its computer equipment under a capital lease arrangement. At June 30, 1995, the capital lease obligation totaled $314,000. The total term debt outstanding, including the capital lease obligation, was $19,325,000 at June 30, 1995, all of which was classified as current maturities due within one year. As a result of the bankruptcy petition discussed elsewhere herein, the Company suspended payments and is in default on all of these installment obligations. The secured term debt has been reduced in bankruptcy through asset sales and adequate protection payments which were approved by the Bankruptcy Court. The Company also began making current payments on its capital lease obligations within sixty (60) days following commencement of the bankruptcy case.

         In addition to its equipment financing, the Company had a line of credit agreement with a bank ("the Agreement"), secured by the Company's accounts receivable and certain other collateral, for
         maximum  borrowings of   $10,000,000   bearing

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         interest at the lender's prime rate plus five percent and expiring on January 31, 1996. This facility provided a $7,000,000 working capital line of credit and standby letters of credit up to $3,000,000.

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

         In connection with the Company's efforts to reorganize under Chapter 11 of the Bankruptcy Code, debtor-in- possession ("DIP") financing was arranged with the bank. The DIP financing maintains the limits of the Agreement described above while removing many of the covenants. A $600,00 overline was added which is secured by the Company's equity position in certain revenue equipment. Interest is incurred at a rate equal to the bank's prime rate plus 2 percent per annum (11% at June 30, 1995). The DIP financing extends to the earlier of a date one year from the date the Company emerges from bankruptcy or December 31, 1996.

         At June 30, 1995, the outstanding loan balance under the DIP financing arrangement to the Company was approximately $4,729,000 of which $2,025,000 was unfunded stand-by letters of credit issued under the Company's self-insurance programs for auto liability and worker's compensation. An additional $917,000 was available to the Company under the financing.

         The Company has experienced operating and net losses in each of the last four years. In the first six months of 1995, the Company incurred an operating loss of $4,177,000 and a net loss of $8,770,000. These losses were offset by decreases in receivables and inventories and an increase in accounts payable resulting in positive cash flow from operations during the first six months of 1995 of $1,582,000. Proceeds from the disposition of property and equipment during the first six months of 1995 totaled $14,830,000 of which $11,336,000 was used to make principal payments on long-term debt and capital lease obligations. An additional $258,000 was used to purchase treasury stock during the first quarter of 1995 pursuant to a prior contractual commitment of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Company reduced its short-term note payable by $2,761,000 and its cash overdraft by $1,521,000 in the six- month period ended June 30, 1995.

         The Company is preparing a plan of reorganization in connection with the filing of the petition under Chapter 11 of the Bankruptcy Code. Pursuant to provisions of the Bankruptcy Code, pre-petition payment obligations have been suspended while post-petition payment obligations are required to be met on an ongoing basis. To address these obligations, the plan of reorganization includes, among other things, a strategy for down-sizing and recapitalizing the Company.
         The Company anticipates that cash flows from operations, working within the framework of the DIP financing arrangement, will be sufficient to meet the current, ongoing obligations of the organization. However, a certain amount of new capital, yet to be determined, will likely be necessary to cover administrative claims and expenses and to allow for the purchase of licenses and permits necessary to renew the Company's revenue equipment through the end of 1996. Management is pursuing various alternatives in this regard. However, there can be no assurance that sufficient new capital will be obtained. The success of the reorganization plan being developed by the Company and the Company's ability to obtain sufficient new capital will depend, in part, on the Company's ability to maintain a sufficient market position and good relationships with customers, vendors and employees while implementing the down-sizing and recapitalizing strategy.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         As discussed elsewhere herein, the Company filed on April 20, 1995 a voluntary petition in the United States Bankruptcy Court for the Western District of Oklahoma seeking to reorganize under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy code. Pursuant to provisions of the Bankruptcy Code, the commencement or continuation of any judicial, administrative or other proceedings against the Company relating to events occurring prior to April 20, 1995, are generally automatically stayed.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As discussed elsewhere herein, the Company had a line of credit agreement with a bank ("the Agreement"), secured by the Company's accounts receivable and certain other collateral, for a maximum borrowings of $10,000,000 consisting of a $7,000,000 working capital line of credit and standby letters of credit up to $3,000,000. The Company's pre-petition outstanding loan balance under the Agreement was approximately $7,616,000 of which $2,025,000 was unfunded stand-by letters of credit issued under the Company self-insurance program for auto liability and worker's compensation.

         The Company was in default under certain of its covenants in connection with the Agreement, and no additional borrowings or letters of credit are available under the Agreement. For more information concerning negotiations with the bank relating to the Company's compliance with its covenants under the Agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 3 of Notes to the Financial Statements of the Company.

         The Company also has outstanding secured term debt, including capital lease obligations, totaling approximately $19,325,000 at June 30, 1995, and significant pre-petition unsecured obligations. As a result of the bankruptcy, the Company suspended payment on the pre-petition obligations and is in default.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibit is filed as part of this Quarterly   Report on
         Form 10-Q:

         No.                  Description

         10.1 Stipulation for Secured Borrowing and Use of Cash Collateral filed with the United States Bankruptcy Court for the Western District of Oklahoma on May 23, 1995.

         27.1                 Financial Data Schedule


(b)      Reports on Form 8-K.

         During the quarter ended June 30, 1995, the Company filed two Current Reports on Form 8-K.

         A Current Report on Form 8-K dated as of April 20, 1995 was filed to report the Company's filing on April 20, 1995 a voluntary petition in the United States Bankruptcy Court for the Western District of Oklahoma seeking to reorganize under Chapter 11 of the Bankruptcy Code.

         A Current Report on Form 8-K dated as of May 12, 1995 was filed to report the dismissal of Arthur Andersen, LLP as the Company's independent accountants.

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



                                        FREYMILLER TRUCKING, INC.





                                        BY:  DON H. FREYMILLER
                                             ---------------------
                                             DON H. FREYMILLER
                                             PRESIDENT
                                             AND CHIEF EXECUTIVE OFFICER



                                        BY:  RICHARD E. KUEHN
                                             --------------------
                                             RICHARD E. KUEHN
                                             EXECUTIVE VICE PRESIDENT -
                                             CHIEF FINANCIAL AND
                                             OPERATING OFFICER

                                 EXHIBIT INDEX


NO.       DESCRIPTION
- ---       -----------
10.1      Stipulation for Secured Borrowing and Use of Cash Collateral
          filed with the United States Bankruptcy Court for the Western
          District of Oklahoma on May 23, 1995.

27.1      Financial Data Schedule
