Form 10-Q
period 1995-09-30
FREYMILLER TRUCKING INC
filed 1995-11-15
CIK 811213

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                F O R M   10 - Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 TO 15 (D) OF THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


                         COMMISSION FILE NUMBER 015503.
                                                ------

                            FREYMILLER TRUCKING, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           INDIANA                                        62-1307586
---------------------------------              ---------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 Number)

8621 NORTH ROCKWELL, OKLAHOMA CITY, OKLAHOMA                  73132
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (405) 720-6555.
                                                  ----------------

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

Registrant has only one class of common stock, of which 2,425,000 shares were outstanding as of September 30, 1995.

                           FREYMILLER TRUCKING, INC.

                               SEPTEMBER 30, 1995

                                   I N D E X





PART I.              FINANCIAL INFORMATION                                                        PAGE NUMBER
                                                                                                  -----------
ITEM 1.              FINANCIAL STATEMENTS

                     BALANCE SHEETS AT SEPTEMBER 30, 1995
                     AND DECEMBER 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                     STATEMENTS OF OPERATIONS FOR THE THREE
                     MONTHS ENDED AND NINE MONTHS ENDED
                     SEPTEMBER 30, 1995 AND 1994  . . . . . . . . . . . . . . . . . . . . . . . . .   6

                     STATEMENTS OF CASH FLOWS FOR THE NINE
                     MONTHS ENDED SEPTEMBER 30, 1995 AND 1994   . . . . . . . . . . . . . . . . . .   7

                     NOTES TO FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . .   9

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

PART II.             OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . . .   19

ITEM 6.              EXHIBIT    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20


                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                           FREYMILLER TRUCKING, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


    ASSETS                                                            1995                      1994
    ------                                                            ----                      ----
                                                                   (UNAUDITED)
Current Assets
         Receivables:
         Freight services, net                                   $  5,026,000             $  9,848,000
         Equipment sales, net                                       2,002,000                2,620,000
         Other                                                        609,000                  686,000
                                                                 ------------             ------------
                                                                    7,637,000               13,154,000

    Inventories                                                       407,000                  433,000
    Tires                                                           1,242,000                3,293,000
    Prepaid expenses and deposits:
         Insurance                                                     12,000                  356,000
         Licenses                                                     130,000                   42,000
         Security deposits                                          1,143,000                  283,000
         Other                                                        326,000                  430,000
                                                                 ------------             ------------
                                                                    1,611,000                1,111,000
                                                                 ------------             ------------

    Other current assets                                              285,000                  270,000

    Total current assets                                           11,182,000               18,261,000

Property and equipment:
    Land and improvements                                              11,000                   11,000
    Building and improvements                                         320,000                  287,000
    Revenue equipment                                              15,289,000               42,749,000
    Furniture and fixtures                                          1,602,000                1,602,000
    Other equipment                                                 2,315,000                2,404,000
                                                                 ------------             ------------
                                                                   19,537,000               47,053,000

Less accumulated depreciation
    and amortization                                               (6,724,000)             (16,135,000)
                                                                 ------------             ------------
                                                                   12,813,000               30,918,000

Other                                                               7,105,000                5,815,000
                                                                 ------------             ------------

                                                                 $ 31,100,000             $ 54,994,000
                                                                 ============             ============


                            See accompanying notes.

                           FREYMILLER TRUCKING, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

LIABILITIES AND SHAREHOLDERS' EQUITY                                  1995                    1994
------------------------------------                                  ----                    ----
                                                                  (UNAUDITED)
Liabilities Not Subject to Compromise
    Current liabilities:
    Cash overdraft                                               $    126,000             $  1,521,000
    Accounts payable                                                1,517,000                5,234,000
    Short-term note payable(Note 2)                                 2,902,000                5,555,000
    Current portion of long-term
         debt (Note 2)                                              1,186,000               30,291,000
    Current portion of capital
         lease obligation (Note 2)                                          -                  370,000
    Accrued liabilities:
         Employee compensation and
           amounts due owner operators                              1,262,000                1,207,000
         Insurance costs                                              931,000                2,995,000
         Other                                                        994,000                1,083,000
                                                                 ------------             ------------

                                                                    3,187,000                5,285,000
                                                                 ------------             ------------

    Total current liabilities                                       8,918,000               48,256,000

    Deferred gain on sale of
         property and equipment                                     1,228,000                1,368,000
    Accrued insurance costs                                                 -                2,550,000

Liabilities Subject to Compromise                                  29,101,000 (a)                    -
                                                                 ------------             ------------
Total liabilities                                                  39,247,000               52,174,000

Shareholder's equity:

    Common stock $.01 par value;
     10,000,000 shares authorized,
     2,514,500 shares issued and
     outstanding                                                       25,000                   25,000
    Additional paid-in capital                                      8,997,000                8,997,000
    Retained deficit                                              (16,770,000)              (6,061,000)
                                                                 ------------             ------------
                                                                   (7,748,000)               2,961,000

    Less treasury stock of 89,500
    and 25,000 shares of common
    stock, at cost, respectively                                     (399,000)                (141,000)
                                                                 ------------             ------------

Total shareholders'(deficit)equity                                 (8,147,000)               2,820,000
                                                                 ------------             ------------

                                                                 $ 31,100,000             $ 54,994,000
                                                                 ============             ============


                           - Continued on Next Page -

                           FREYMILLER TRUCKING, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


(a) Liabilities subject to compromise consist of the following:

                                                                                              1995
                                                                                              ----
                                                                                           (UNAUDITED)
    Accounts payable                                                                      $  8,628,000
    Current portion of long-term
      debt (Note 2)                                                                         15,333,000
    Current portion of capital lease
         obligation (Note 2)                                                                   241,000
    Accrued liabilities
         Employee compensation and amounts
           due owner/operators                                                                 121,000
         Insurance costs                                                                     4,328,000
         Other                                                                                 450,000
                                                                                          ------------

                                                                                          $ 29,101,000
                                                                                          ============





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

                           FREYMILLER TRUCKING, INC.
                            STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                           (In thousands, except per share amounts)
                                                     Three Months Ended                Nine Months Ended
                                                        September 30                      September 30
                                                    1995             1994              1995             1994
                                                    ----             ----              ----             ----
Operating revenue:
  Freight services                               $  13,104         $ 23,537         $ 55,024         $ 72,739
Operating expenses:
  Salaries,wages & benefits                          4,294            8,251           19,235           25,254
  Purchased transportation                           4,044            1,540           11,877            4,518
  Fuel                                               1,247            3,959            6,885           12,569
  Supplies & maintenance                             1,578            3,451            7,754            9,705
  Operating leases                                   1,106            1,031            4,912            3,734
  Depreciation & amortization                          629            1,850            2,873            5,541
  Taxes & licenses                                     330              825            1,744            2,311
  Insurance & claims                                   701            1,502            3,166            4,213
  Communications & utilities                           152              328              795            1,062
  (Gain) loss disposition of
  assets                                              (137)             234           (1,164)              42
  Other                                                311              808            2,185            2,571
                                                 ---------         --------         --------         --------
                                                    14,165           23,839           60,262           71,520
                                                 ---------         --------         --------         --------

Operating (loss) income                             (1,061)            (302)          (5,238)           1,219
Nonoperating income(expense):
  Interest expense                                    (222)          (1,108)          (1,750)          (3,060)
  Interest income                                      152                -              413                -
                                                 ---------         --------         --------         --------
                                                       (70)          (1,108)          (1,337)          (3,060)
                                                 ---------         --------         --------         --------
Loss before reorganization
 expense and provision
 (benefit)for income taxes                          (1,131)          (1,410)          (6,575)          (1,841)
Reorganization expense
      (Note 1)                                        (807)               -           (4,022)               -
                                                 ---------         --------         --------         --------
Loss before provision
  (benefit)for income taxes                         (1,938)          (1,410)         (10,597)          (1,841)
Provision(benefit)for
  income taxes                                           1             (564)             112             (789)
                                                 ---------         --------         --------         --------

Net Loss                                         $  (1,939)        $   (846)        $(10,709)          (1,052)
                                                 =========         ========         ========         ========

Net loss per share                               $    (.80)        $   (.34)        $  (4.40)        $   (.42)
                                                 =========         ========         ========         ========

Weighted average number of
  shares of common
  outstanding                                        2,425            2,490            2,432            2,490
                                                 =========         ========         ========         ========

                            See accompanying notes.

Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by Freymiller Trucking, Inc. on April 20, 1995.

                           FREYMILLER TRUCKING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)

                                                                             1995                 1994
                                                                             ----                 ----
Cash flows from operating activities:
  Net(loss)income                                                       $ (10,709,000)        $ (1,052,000)
  Adjustments to reconcile net(loss)
   income to net cash (used) provided
   by operating activities:
    Depreciation and amortization                                           2,873,000            5,541,000
    Benefit for deferred taxes                                                      -             (693,000)
    (Gain) loss on sales of assets                                         (1,164,000)              42,000
    Loss on assets sold in connection
         with Chapter 11 proceeding                                           677,000                    -
    Decrease (increase) in freight
     services and other receivables                                         4,899,000             (446,000)
    Decrease (increase) in inventories
      and tires                                                             2,077,000             (232,000)
    Increase in prepaid expenses                                             (369,000)            (712,000)
    Increase in prepaid professional
      fees in connection with Chapter
      11 proceeding                                                          (131,000)                   -
    (Increase) decrease in other
      assets                                                               (1,290,000)             239,000
    Increase(decrease)in accounts payable                                   2,877,000             (386,000)
    Increase (decrease) in accrued
      liabilities                                                             251,000              706,000
                                                                        -------------          -----------

  Net cash (used) provided by operating
    activities                                                                 (9,000)           3,007,000

Cash flows from investing activities:

  Proceeds from disposition of
    property and equipment                                                  5,046,000            3,967,000
  Proceeds for assets sold in connection
    with Chapter 11 proceeding                                             11,277,000                    -
  Purchase of property and equipment                                         (141,000)            (121,000)
                                                                        -------------          -----------
Net cash provided by investing activities                                  16,182,000            3,846,000


                            Continued on Next Page.

                           FREYMILLER TRUCKING, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                 (UNAUDITED)

                                                                                 1995               1994
                                                                                 ----               ----
Cash flows from financing activities:

  (Decrease)increase in cash
    overdraft                                                              (1,395,000)             419,000

  Borrowings under short-term
    note payable                                                           52,893,000           78,350,000
  Repayments under short-term note
    payable                                                               (55,546,000)         (77,860,000)
  Proceeds from long-term borrowings                                                -              448,000
  Purchase of treasury stock                                                 (258,000)                  -
  Principal payments on long-term debt
    and capital leasing obligations                                       (11,867,000)          (8,210,000)
                                                                          -----------          -----------

  Net cash used by financing
    activities                                                            (16,173,000)          (6,853,000)

  Net increase in cash                                                              -                    -
  Cash at beginning of period                                                       -                    -
                                                                          -----------         ------------
Cash at September 30                                                      $         -         $          -
                                                                          ===========         ============



                            See Accompanying Notes.


Reference is made to the accompanying Notes and Management's Discussion and Analysis for information related to the Chapter 11 bankruptcy filings made by Freymiller Trucking, Inc. on April 20, 1995.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

1. On April 20, 1995, the Company filed a voluntary petition in the United States Bankruptcy Court for the Western District of Oklahoma (the "Bankruptcy Court") seeking to reorganize under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business as a debtor in possession under Sections 1107 and 1108 of the Bankruptcy Code. Pursuant to provisions of the Bankruptcy Code, the commencement or continuation of any judicial, administrative or other proceedings against the Company relating to events occurring prior to April 20, 1995 are generally automatically stayed. Certain claims against the Company in existence prior to the filing of the bankruptcy petition are reflected in the September 30, 1995 balance sheet as "liabilities subject to compromise".

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

         The accompanying financial statements have not been audited. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements and footnotes thereto be read in conjunction with the financial statements and footnotes included in the Company's December 31, 1994 Form 10-K. The Company believes the financial statements for the three and nine month periods ended September 30, 1995 and 1994 include all adjustments (which include normal recurring adjustments and adjustments related

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

1.       (Continued)

         to the downsizing of the Company discussed below) necessary for fair presentation. Results for the nine month period may not be indicative of the results of the entire year.

         Because of the ongoing nature of the reorganization case, the financial statements contained herein are subject to material uncertainties, the outcome of which is not presently determinable.
         The financial statements contained herein may not be indicative of the results of future operations or financial position.

         Pursuant to provisions of the Bankruptcy Code, liabilities arising prior to the filing of the petition under Chapter 11 of the Bankruptcy Code may not be paid without prior approval of the Bankruptcy Court. Certain pre-petition liabilities have subsequently been paid by the Company with the prior approval of the Bankruptcy Court. These amounts included payments to foreign vendors and governmental agencies; pension plans; wages, salaries, insurance benefits and expense claims of returning employees; certain insurance claims of non-returning employees; and adequate protection payments to certain secured creditors.

         The Company began to reorganize during the second quarter of 1995 by downsizing its operations. Accordingly, certain assets which have no value in the ongoing operations were written off and various losses and costs were incurred as a direct result of the downsizing. These charges have been classified as reorganization expense under non-operating expense on the Company's statements of operations for the three month and nine month periods ended September 30, 1995. Components of reorganization expense for the three and nine month periods ended September 30, 1995 included assets written off of $445,000 and $873,000, tires and permits of $56,000 and $2,225,000, losses on asset sales of $167,000 and $667,000, and professional fees and other costs of $139,000 and $247,000, respectively.

2. On October 25, 1995, the Company filed a plan of reorganization (the "plan") with the Bankruptcy Court. The plan contemplates the reorganization of the Company by contracting its operations to focus on the customers and the routes which management has identified as most profitable and which can be served with its best tractors and its best trailers.

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1995 AND 1994
2.       (Continued)

         The plan states that, while management will continue to seek a person or an entity interested in injecting capital into the Company, the Company will effect an internal reorganization. On the plan's effective date, all of the existing shares of the Company's issued and outstanding common stock will be cancelled. The Company will issue 10,000,000 shares of new common stock, with a par value of $.01 per share, to the Unsecured Trust, a trust created for the benefit of the holders of unsecured claims which are not otherwise remedied in the plan. The new common stock will be subject to a purchase right in favor of the Company. The purchase right is intended to provide an incentive for management to pay cash to the Unsecured Trust.

         All creditors of the Company with pre-petition claims should read the Disclosure Statement for Plan of Reorganization of Freymiller Trucking, Inc. which has been filed with the Bankruptcy Court. The Company has the exclusive right to solicit acceptances with respect to the plan until December 28, 1995.


3. Prior to the bankruptcy proceedings, the Company had an agreement with a bank expiring January 31, 1996 ("the Agreement") providing for borrowings up to the lesser of 90% of eligible accounts receivable or $10,000,000. The Agreement included a working capital line of credit with maximum borrowings of $7,000,000 and standby letters of credit up to $3,000,000, was secured by accounts receivable and certain other collateral and bore interest at the bank's prime rate plus five percent.

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

                           FREYMILLER TRUCKING, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1995 AND 1994
3.       (Continued)

         In connection with it's proceedings under Chapter 11 of the U.S. Bankruptcy Code, debtor-in-possession ("DIP") financing was arranged with the bank. The DIP financing maintains the limits of the Agreement described above while removing many of the covenants, thus removing the defaults. A $600,000 overline was added which is secured by the equity position the Company has established in certain revenue equipment. Interest is incurred at a rate equal to the bank's prime rate plus 2 percent per annum (10.75% at September 30, 1995). Under the DIP financing arrangement, the Company agreed to submit its plan of reorganization to the Bankruptcy Court by October 31, 1995 (see
         Note 2) with confirmation of the plan to be achieved no later than December 31, 1995. The bank agreed to extend the financing commitment to the earlier of a date one year from the date the Company emerges from bankruptcy or December 31, 1996.

         At September 30, 1995, the outstanding loan balance under the DIP financing arrangement was approximately $2,902,000, of which $1,425,000 was unfunded stand-by letters of credit issued under the Company's self-insurance programs for auto liability and worker's compensation. No additional amount was available to the Company under the financing as of that date.

         At September 30, 1995 and December 31, 1994, the Company also had outstanding secured term debt which totaled $16,519,000 and $30,291,000, respectively, and capital lease obligations which totaled $241,000 and $370,000, respectively. As a result of the bankruptcy, the Company suspended payment on pre-petition obligations and is in default. Accordingly, the total term debt and capital lease obligations have been classified as current liabilities on the accompanying balance sheets. The secured term debt has been reduced in bankruptcy through asset sales and adequate protection payments which were approved by the Bankruptcy Court. The Company also began making current payments on its capital lease obligations within sixty
         (60) days following commencement of the bankruptcy case.

         The Company has determined that there is insufficient collateral to cover the interest portion of scheduled payments on certain of its pre-petition debt obligations. Contractual interest of approximately $302,000 and $610,000, respectively, has not been recorded for the three month and nine month periods ended September 30, 1995, related to these under-secured debt obligations. Interest expense for all other debt obligations has been accrued and expensed for the three and nine months ended September 30, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         As explained in Note 1 to the financial statements as of September 30, 1995 and 1994, the Company filed a voluntary petition in the United States Bankruptcy Court on April 20, 1995 seeking to reorganize under Chapter 11 of the Bankruptcy Code. Subsequently, the Company has downsized the number of its tractors by 49 percent, the number of drivers by 59 percent and the number of non-driver personnel by 46 percent. The magnitude of the downsizing is the primary factor which affected the Company's results of operations for the third quarter of 1995 and for the nine month period ended September 30, 1995.

         The Company has written-off assets which have no value in the ongoing operations and incurred various losses and costs as a direct result of the downsizing. These charges have been classified as reorganization expense under nonoperating expense on the Company's statements of operations for the three month and nine month periods ended September 30, 1995. Components of reorganization expense for the three and nine month periods ended September 30, 1995 included assets written off of $445,000 and $873,000, tires and permits of $56,000 and $2,225,000, losses on asset sales of $167,000 and $667,000, and professional fees and other costs of $139,000 and $247,000, respectively.

         Operating revenue for the third quarter of 1995 decreased 44% from the third quarter of 1994. Operating revenue for the nine months ended September 30, 1995 decreased 24% from the nine months ended September 30, 1994. The decreased revenue was primarily the result of the downsizing of the Company described above. Additionally, the overall rate per mile decreased from $1.11 in the first nine months of 1994 to $1.08 in 1995, while equipment utilization increased slightly from 317 miles per day in the first nine months of 1994 to 330 miles per day in 1995. These statistics reflect the continuing weak economic conditions that the industry in which the Company operates has been experiencing.

         The Company's operating loss was 8.1% of revenue in the third quarter of 1995 compared to an operating loss of 1.3% of revenue in the third quarter of 1994. Purchased transportation increased as a percentage of revenue in the third quarter of 1995 compared to the third quarter of 1994, while salaries and wages, fuel expense, supplies and maintenance, taxes and licenses, and other operating expenses decreased. The operating loss for the nine months ended September 30, 1995 was 9.52% of revenue compared to operating income of 1.68% for
         the same period in 1994.    Salaries and

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION (CONTINUED)

          wages, purchased transportation and supplies and maintenance, increased as a percentage of revenue in the nine month period ended September 30, 1995, while fuel expense, taxes and licenses, and other operating expenses decreased. Each of these items is discussed in more detail below. The Company's year-to-date operating results as of September 30, 1995 were also impacted by a lag in the reduction of costs behind the reduction of revenues experienced during and after the downsizing of the fleet. While revenues declined immediately, extended commitments to vendors and employees delayed the associated cost savings.

          Salaries, wages and benefits decreased to 32.8% of revenue in the third quarter of 1995 compared to 35.1% of revenue in the third quarter of 1994. Salaries, wages and benefits increased to 35.0% for the first nine months of 1995 compared to 34.7% for the same period of 1994. While these changes do not appear significant, salaries, wages and benefits could be expected to decrease to a larger extent as a percentage of revenue because of the increase in purchased transportation. Revenue from purchased transportation for the third quarter and for the first nine months of 1995 represented 51.6% and 36.4% of total revenues, respectively, compared to 10.9% and 9.2% for the same periods of 1994.

          Salaries, wages and benefits did not decrease significantly as a percentage of revenue primarily because of three factors: (1) Company drivers were used in approximately 50% of the leased tractors on average in 1995; (2) the Company chose to retain its most loyal and experienced drivers during the downsizing of its fleet, thus paying higher average rates and benefits for drivers; and (3) non-driver salaries, wages and benefits remained constant as a percentage of revenue between the periods. Management expects to see improvements in each of these areas in the future. The Company is working to reduce the number of its drivers in tractors leased from outside operators, expects the average pay rate of its driver force to decline through normal turnover of drivers and has made further reductions in its non-driver personnel.

          Supplies and maintenance costs decreased from 14.7% of revenues from the third quarter 1994 to 12.0% of revenues for the third quarter of 1995. On a year-to-date basis these costs increased from 13.3% in 1994 to 14.1% in 1995. The year-to-date increase in supplies and maintenance costs is primarily attributable to the aging of the Company's fleet. Since 1993, the Company sought to run tractors 500,000 miles versus a former target of 350,000 miles in order to reduce its

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION (CONTINUED)

          debt service requirements. Additionally, although the Company attempted to separate costs associated with its reorganization in bankruptcy to nonoperating expense, a certain amount of maintenance costs associated with trade-in preparation on tractors and trailers is reflected in the supplies and maintenance cost category on the statements of operations for 1995.

          The decrease in supplies and maintenance costs in the third quarter is primarily due to the recent downsizing. The Company retired all of the 1991 and 1992 tractors and the older trailers from its fleet. This significant reduction in the fleet's average age should continue to have a positive effect on maintenance costs.

          Taxes and licenses expense decreased from 3.5% of revenues in the third quarter of 1994 to 2.5% of revenues in the third quarter of 1995. On a year-to-date basis these expenses are down only slightly from 3.18% of revenue in 1994 to 3.17% in 1995. These decreases were primarily attributable the reduction of the Company's fleet size which began to have an effect in the third quarter of 1995.

          Insurance and claims expense decreased from 6.4% of revenues in the third quarter of 1994 to 5.4% of revenues in the third quarter of 1995. On a year-to-date basis, insurance and claims expense decreased from 5.8% of revenue in 1994 to 5.7% of revenue in 1995. The third quarter decrease was primarily attributable to favorable negotiations related to the Company's insurance premiums. During these negotiations, management was also able to reduce the Company's self-insurance exposure from $300,000 per claim to $2,500 per claim on bodily injury and property damage insurance, and to $5,000 per occurrence on physical damage insurance for the Company's equipment.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS (CONTINUED)

          Communications and utilities and other expense also decreased as a percentage of revenues in 1995 compared to 1994. These decreases are primarily attributable to the downsizing of the Company.

          The Company's fuel expense dropped from 16.8% of revenue in the third quarter of 1994 to 9.5% in the third quarter of 1995. On a year-to-date basis the fuel costs dropped from 17.3% in 1994 to 12.5% in 1995. These decreases were primarily due to a higher percentage of the fleet being represented by owner-operators who pay for their own fuel. In the first nine months of 1995, owner-operator miles were up 12,271,000 or 199% over the first nine months of 1994.

          Interest expense decreased to 1.7% of revenues for the third quarter of 1995 from 4.7% of revenues in the third quarter of 1994. On a year-to-date basis, interest expense decreased from 4.2% of revenue in 1994 to 3.2% of revenue in 1995. These decreases were primarily the result of the Company's determination in bankruptcy that there is insufficient collateral to cover the interest portion of scheduled payments on certain of its pre-petition debt obligations. Contractual interest of approximately $302,000 and $610,000 respectively, was not recorded for the three month and nine month periods ended September 30, 1995, related to these under-secured debt obligations. Had this interest been recorded, interest expense would have increased to 4.0% of revenues and 4.3% of revenues, respectively, for the three and nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, 1995, the Company had outstanding installment obligations secured by equipment totaling $14,385,000 bearing interest at 6.5% to 11.85% and maturing at various dates through 1999. The Company also had a mortgage loan secured by real estate with an outstanding balance of $1,555,000 bearing interest at 11.10% and maturing in 1995. The Company had $579,000 in miscellaneous installment obligations at various interest rates maturing in 1995. In addition, the Company had certain of its computer equipment under a capital lease arrangement. At September 30, 1995, the capital lease obligation totaled $241,000. The total term debt outstanding, including the capital lease obligation, was $16,760,000 at September 30, 1995, all of which was classified as current maturities due within one year. As a result of the bankruptcy petition discussed elsewhere herein, the Company suspended payments and is in default on all of these installment

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         obligations.  The secured term debt has been reduced in bankruptcy
         through  asset  sales  and   adequate protection payments which were
         approved by the Bankruptcy Court. The Company also began making current payments on its capital lease obligations within sixty (60) days following commencement of the bankruptcy case.

         In addition to its equipment financing, the Company had a line of credit agreement with a bank ("the Agreement"), secured by the Company's accounts receivable and certain other collateral, for
         maximum  borrowings of   $10,000,000   bearing interest at the
         lender's prime rate plus five percent and expiring on January 31, 1996. This facility provided a $7,000,000 working capital line of credit and standby letters of credit up to $3,000,000.

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

         In connection with the Company's efforts to reorganize under Chapter 11 of the Bankruptcy Code, debtor-in-possession ("DIP") financing was arranged with the bank. The DIP financing maintains the limits of the Agreement described above while removing many of the covenants. A $600,000 overline was added which is secured by the Company's equity position in certain revenue equipment. Interest is incurred at a rate equal to the bank's prime rate plus 2 percent per annum (10.75% at September 30, 1995). The DIP financing extends to the earlier of a date one year from the date the Company emerges from bankruptcy or December 31, 1996.

         At September 30, 1995, the outstanding loan balance under the DIP financing arrangement to the Company was approximately $2,902,000 of which $1,425,000 was unfunded stand-by letters of credit issued under the Company's self-insurance programs for auto liability and worker's compensation. No additional amount was available to the Company under the financing as of that date.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Company has experienced operating and net losses in each of the last four years. In the first nine months of 1995, the Company incurred an operating loss of $5,238,000 and a net loss of $10,709,000. These losses were offset by decreases in receivables and inventories and an increase in accounts payable resulting in positive cash flow from operations during the first nine months of 1995 of $2,090,000. Proceeds from the disposition of property and equipment during the first nine months of 1995 totaled $16,258,000 of which $13,901,000 was used to make principal payments on long-term debt and capital lease obligations. An additional $258,000 was used to purchase treasury stock during the first quarter of 1995 pursuant to a prior contractual commitment of the Company. The Company reduced its short-term note payable by $2,653,000 and its cash overdraft by $1,395,000 in the nine month period ended September 30, 1995.

         On October 25, 1995, the Company filed a plan of reorganization in connection with its petition under Chapter 11 of the Bankruptcy Code. Pursuant to provisions of the Bankruptcy Code, pre-petition payment obligations have been suspended while post-petition payment obligations are required to be met on an ongoing basis. To address these obligations, the plan of reorganization includes, among other things, down-sizing and a strategy for recapitalizing the Company. The Company anticipates that cash flows from operations, working within the framework of the DIP financing arrangement, will be sufficient to meet the current, ongoing obligations of the organization. However, a certain amount of new capital, yet to be determined, will likely be necessary to cover administrative claims and expenses and to allow for the purchase of licenses and permits necessary to renew the Company's revenue equipment through the end of 1996. Management is pursuing various alternatives in this regard. However, there can be no assurance that sufficient new capital will be obtained. The success of the reorganization plan and the Company's ability to obtain sufficient new capital will depend, in part, on the Company's ability to maintain a sufficient market position and good relationships with customers, vendors and employees while implementing the down-sizing and recapitalizing strategy.

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

         The Company also has outstanding secured term debt, including capital lease obligations, totaling approximately $16,760,000 at September 30, 1995, and significant pre-petition unsecured obligations. As a result of the bankruptcy, the Company suspended payment on the pre-petition obligations and is in default.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBIT

(a)      Exhibit

         The following exhibit is filed as part of this Quarterly   Report on
         Form 10-Q:

         No.                                       Description
         27.1                                      Financial Data Schedule

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



                                             FREYMILLER TRUCKING, INC.





                                             BY:  DON H. FREYMILLER
                                                  ---------------------
                                                  DON H. FREYMILLER
                                                  PRESIDENT
                                                  AND CHIEF EXECUTIVE OFFICER



                                             BY:  RICHARD E. KUEHN
                                                  --------------------
                                                  RICHARD E. KUEHN
                                                  EXECUTIVE VICE PRESIDENT -
                                                  CHIEF FINANCIAL AND
                                                  OPERATING OFFICER

                                 EXHIBIT INDEX


NO.                                                         DESCRIPTION
---                                                         -----------
27.1                                                        Financial Data Schedule